Form 10-K
period 2023-09-30
DFP HOLDINGS Ltd
filed 2023-12-28
CIK 1976900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

Commission File No. 333-271858

DFP HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2F-1, No. 178-5, Section 2, Chang’an East Road

Zhongshan District, Taipei City

Taiwan

(Address of principal executive offices, zip code)

Tel: (886) 2 8772 2001

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒. No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

There is no public trading market for the shares of Common Stock of DFP Holdings Limited. As a result, the aggregate market value of the common units held by non-affiliates of DFP Holdings Limited cannot be determined.

As of December 28, 2023, there were 215,212,900 shares of Common Stock, $0.0001 par value per share, outstanding.

DFP HOLDINGS LIMITED

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of DFP Holdings Limited, a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions, and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward - looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

CORPORATE HISTORY

DFP Holdings Limited, a Nevada corporation (the “Company”), was incorporated in the State of Nevada on December 8, 2021.

On December 8, 2021, Mr. Hsu Shou Hung (“Mr. Hsu”), a founder of the Company, was appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and sole director of the Company. Currently, Mr. Hsu is our sole officer and director.

On March 8, 2022, the Company’s wholly owned subsidiary, DFP Holdings Limited, was formed in Seychelles (the “Seychelles Company”). The Seychelles Company is structured as an intermediate holding company for tax purposes, and operates business through its wholly owned subsidiary, DFP Holdings Limited, a company incorporated in Taiwan (the “Taiwan Company”).

On May 24, 2022, the Company acquired 100% of Tide Holdings Limited, a company incorporated in Seychelles (“TIDE”) from Mr. Hsu for $1.

As of September 30, 2023, Mr. Hsu collectively owns 96,260,000 shares of restricted Common Stock and is a 45.01% shareholder of the Company.

DESCRIPTION OF BUSINESS

We are an emerging educational service company with principal business operations in Taiwan. We offer both online and offline educational services from a wide array of programs and courses centered on business development and management training and self-media production to our learners. Relevant information is available on our website at https://dfpschool.qdm.tw/

We offer various membership tiers to suit our members’ diverse needs and provide a platform for our members to exchange their business information, to host or attend meetings or events and hence to facilitate business opportunities.

REVENUE MODEL

We provide both traditional face to face and online learning types and currently we provide two principal streams of studies including self-media production and business development to the learners in Taiwan, respectively.

The following table provides information about disaggregated revenue based on revenue by service lines:

		Year ended September 30, 2023			From December 8, 2021 (Inception) to September 30, 2022
Type of learning	Studies or membership	Number of person-times	Revenue		Number of person-times	Revenue
			$	%		$	%
Offline face to face:
	Self-media production (1)	595	$239,795	19.72	48	$18,990	17.08
	Business development (2)	231	630,234	51.82	10	14,542	13.08
	BAS commercial membership (3)(iii)	32	23,028	1.89	6	3,905	3.51
Online:
	Self-media production (1)	552	318,840	26.22	105	73,681	66.26
	Subscribed membership (3)(ii)	204	4,233	0.35	8	83	0.07
	Total	1,614	$1,216,130	100.00%	177	$111,201	100.00%

1.	Self-media production study

Our self-media production study aims to teach those entrepreneurs who are interested in promoting their businesses or products through either traditional media or social media. This study covers separate courses with different topics including drafting and editing the promotion contents, presentation skills, filming, recording or live recording, and video submission. We also teach individuals or corporations how to operate social media platforms to gain traffic, to increase followers, and hence increase the sales of their products or services.

For the year ended September 30, 2023, the offline face to face self-media production study attracted 595 person-times participating and generated revenue of $239,795, approximately 20% of the total revenue.

For the year ended September 30, 2023, the online self-media production study attracted 552 person-times participating and generated revenue of $318,840, approximately 26% of the total revenue. The lease is a short-term lease as defined in ASC 842 with a term of one year or less.

2.	Business development study

In relation of the business development study for entrepreneurs, we offer different topics and various duration face to face programs or courses. The subjects or theme of classes include but are not limited to business operations, sales and marketing, leadership and management skills, brand building and analysis, public speaking, capital raising, and business and strategic planning.

For the year ended September 30, 2023, the offline face to face business development study attracted 231 person-times participating and generated revenue of $630,234, approximately 52% of the total revenue.

3.	Membership

Potential members may select from the following membership plans which provide a series of services:

i.	Free members: Members at the free level can enjoy free and unlimited views of around 200 videos pertaining to branding analysis.

ii.	Subscribed members: Members who subscribe to this level can have access to unlimited viewing of around 500 advanced branding analysis videos and several related short videos. This also includes the services available to a free member. Members at this tier are estimated to pay an annual fee of approximately $50.

iii.	BAS commercial members: Membership at this level is tailor made for entrepreneurs. In addition to the perks of a free and subscribed member, BAS commercial members are also provided with client weekly commercial meetings (including online and offline) to increase their entrepreneurial opportunities with other professional parties. We also provide business model analysis and sales strategies for their own business development. Finally, we organize training programs for our clients at the BAS commercial member level to improve their business operations and skills. Members at this tier are estimated to pay a registration fee of approximately $167 and an annual fee of approximately $667.

For the year ended September 30, 2023, 204 person-times subscribed to be the subscribed members and generated membership fees of $4,233 to the Company.

For the year ended September 30, 2023, 32 person-times joined the BAS commercial membership and generated membership fees of $23,028 to the Company, approximately 2% of the total revenue.

ITEM 1A. RISK FACTORS

Not required by smaller reporting companies. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We currently lease an office space under a short term lease from an external party at 2F-1, No. 178-5, Section 2, Chang’an East Road, Zhongshan District, Taipei City, Taiwan, with an area of approximately 3,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any threatened or pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have authorized capital stock consisting of 600,000,000 shares of Common Stock, $0.0001 par value per share (“Common Stock”) and 200,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). As of September 30, 2023, 213,855,500 shares of our Common Stock were issued.

On September 8, 2023, we received a notice of effectiveness from SEC. Since the effectiveness, we have not received a ticker symbol and our shares of Common Stock have not been quoted on any exchange.

ISSUANCE OF SHARES AND HOLDERS

During the year ended September 30, 2023, the Company did not issue any shares of Common Stock.

As of September 30, 2023, we had 213,855,500 shares of our Common Stock, par value $0.0001 issued and outstanding. There were 150 beneficial owners of our Common Stock.

Our Chief Executive Officer, Chief Financial Officer and sole director, Mr. Hsu Shou Hung (“Mr. Hsu”), collectively with his exclusively owned company, Terra Wave Holdings Limited (“TERRA”), holds 96,260,000 shares or 45.01% of the outstanding shares of our Common Stock, comprised of his individual ownership of Common Stock of 86,260,000 shares, as well as 10,000,000 shares held by TERRA.

Between November 1, 2023, and December 13, 2023, the Company sold 1,357,400 shares of restricted Common Stock to thirty-one (31) individuals in a private placement at a price of $0.50 per share, for total proceeds of $678,700.

After the issuance of 1,357,400 shares of Common Stock from November 1, 2023, to December 13, 2023, Mr. Hsu’s beneficial shareholding ownership changed from 45.01% to 44.73% accordingly.

As of the date of this filing, we have 215,212,900 shares of Common Stock issued and outstanding and no shares of Preferred Stock are issued and outstanding.

TRANSFER AGENT AND REGISTRAR

As of the date of this filing, we do not have a transfer agent.

PENNY STOCK REGULATIONS

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets more than $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit the investors’ ability to buy and sell our stock.

DIVIDEND POLICY

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our Board of Directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

Between November 1, 2023, and December 13, 2023, the Company sold 1,357,400 shares of restricted Common Stock to thirty-one (31) individuals in a private placement at a price of $0.50 per share, for total proceeds of $678,700.

Set forth below is a listing of the November and December 2023 sale of shares of restricted Common Stock:

Name	Number of Shares
Lin Yueh Feng	60,000
Hsu Tsui Lien	60,000
Chou Yu Ju	40,000
Chen Pei Ru	60,000
Lu Po Wei	40,000
Lim Yee Ching	6,000
Liu Chia Ling	60,000
Lee Shih Pin	60,000
Chen Yu Ching	40,000
Chang Che Chih	40,000
Lai Tung Ning	60,000
Chen Jie Yu	60,000
Lee Huai Ku	40,000
Chang Po Hsuan	20,000
Yang Ke Yu	80,000
Lin Yi Ying	60,000
Chen Yung Sheng	40,000
Liu Jui Hsin	40,000
Chan Chih Chieh	80,000
Digital Content Culture Sdn. Bhd.	22,000
Yang Hsin Hua	20,000
Yang Hui Chun	30,000
Lin Fang Yu	80,000
Chen Yu Huei	40,000
Hsieh Meng Hua	30,000
Pressto Asia Sdn. Bhd.	4,400
Huang Wei Chin	60,000
Chen Hsi Chen	60,000
Tsan Jui Chin	30,000
Liu Chun O	15,000
Chen Chun Chieh	20,000
Total	1,357,400

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We have not repurchased any shares of our Common Stock during the fiscal year ended September 30, 2023.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

DFP Holdings Limited (the “Company” or “we”) was incorporated in the State of Nevada on December 8, 2021, and has a fiscal year end of September 30.

GOING CONCERN

For the year ended September 30, 2023, the Company incurred a net loss of $714,332 and used cash in operations of $215,101. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s September 30, 2023, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this annual report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. Significant estimates include estimates for assumptions used in impairment testing of long-term assets and the accrual of potential liabilities.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, following the five-step model prescribed by ASC 606, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

2023:

For the year ended September 30, 2023, we generated revenue of $1,216,130.

For the year ended September 30, 2023, operating expenses were $1,910,632, including cost of revenue of $188,658, general and administrative expenses of $909,960, general and administrative expenses to related party of $362,014 and impairment of prepaid application development fee to related party of $450,000, respectively.

2022:

For the period from December 8, 2021 (Inception) to September 30, 2022, we generated revenue of $111,201.

For the period from December 8, 2021 (Inception) to September 30, 2022, operating expenses were $844,242, including cost of revenue of $41,540, general and administrative expenses of $37,366, general and administrative expenses to related party of $315,336 and impairment of prepaid application development fee to related party of $450,000, respectively.

Liquidity and Capital Resources

For the year ended September 30, 2023, the Company incurred a net loss of $714,332 and used cash in operations of $215,101. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s September 30, 2023, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this annual report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2023, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2023 due to material weaknesses in our internal control over financial reporting as described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of September 30, 2023, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of September 30, 2023, the Company’s internal controls over financial reporting was not effective.

We identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified include (i) the Company did not maintain a functioning independent audit committee and did not maintain an independent board; (ii) the Company had inadequate segregation of duties; and (iii) the Company had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements.

Notwithstanding the identified material weaknesses, management has concluded that the Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Planned remediation of material weaknesses

Management is actively engaged in developing and implementing remediation plans to address the material weaknesses described above. These remediation efforts are ongoing and include or are expected to include preparation of written documentation of our internal control policies and procedures, and to increase personnel and technical accounting expertise within the accounting function.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information regarding the sole officer and director of the Company is provided below:

NAME	AGE	POSITION
Hsu Shou Hung	55	President, Chief Executive Officer, Chief Financial Officer, Chairman of Board of Directors

The sole officer and director named above will serve until the next annual meeting of the stockholders or until his respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our sole officer and director.

Mr. Hsu has been our Chief Executive Officer, Chief Financial Officer and Director since the Company’s incorporation. Mr. Hsu has over 20 years of management experience. From 1999 to 2009, he was the general manager of Lead International Financial Advisory Co., Ltd., a company focusing on international financial products sales. From 2003 to 2005, he was a Distinguished Lecturer at Fuxin Enterprise Management Consulting CO., Ltd. From 2005 to 2007, he was a Distinguished Lecturer at Guangzhou Benchmark Enterprise Management Co., Ltd. From 2008 to 2009 he was a Distinguished Lecturer at Beijing Wenhe Fanglue Information Co., Ltd. From 2012 to 2016, Mr. Hsu was the General Management at Oriental Ivy International Co., Ltd., a company that offers retail and wholesale cosmetics. From 2012 to 2017, Mr. Hsu was a General Manager at Suzhou Shuiyue Ivy Trading Co., Ltd., a cosmetic retailer. From 2017 to present, Mr. Hsu has served as a general manager of Shanghai Haoguan Enterprise Management Consulting Co., Ltd., a corporation that provides business management consulting, corporate education, and training. Mr. Hsu holds a bachelor’s degree in Statistics at Tamkang University, Taiwan.

Mr. Hsu brings to the Board of Directors his business leadership and extensive experience in consultancy, education services and training.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our Board of Directors is currently composed of one member who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (though the Company may have a plan to list on the NASDAQ Global Market later). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by our director and us regarding to our director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our sole officer and director, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.

All filing requirements were satisfied by the Company’s officers, directors, and ten-percent holders.

In making these statements, we have relied on the written representation of our officers and directors or copies of the reports that they have filed with the Commission.

CODE OF ETHICS

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

SHAREHOLDER PROPOSALS

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and Chief Financial Officer in the fiscal years ended September 30, 2023, and 2022:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hsu Shou Hung (1) Chief Executive Officer, Chief Financial Officer	2023	18,321	22,500	-	-	-	-	-	$40,821

Hsu Shou Hung (1) Chief Executive Officer, Chief Financial Officer	2022	1,299	-	-	-	-	-	-	$1,299

(1)	On December 8, 2021, Mr. Hsu, a founder of the Company, was appointed as Chief Executive Officer, Chief Financial Officer, and sole director of the Company. The Company have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers and only began to pay Mr. Hsu from September 1, 2022 onwards.

Mr. Hsu has an informal agreement with the Company whereas he was compensated approximately $40,821 (NT$1,270,000) and $1,299 (NT$40,000) for his services provided to the Company for the year ended September 30, 2023 and for the period from December 8, 2021 (Inception) to September 30, 2022, respectively.

STOCK OPTION GRANTS

We have not granted any stock options to our executive officers since our incorporation.

EMPLOYMENT AGREEMENTS

Save except for an informal agreement with our sole officer and director, Mr. Hsu Shou Hung for the year ended September 30, 2023, we do not have an employment or consulting agreement with any officers or directors.

COMPENSATION DISCUSSION AND ANALYSIS

DIRECTOR COMPENSATION

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

EXECUTIVE COMPENSATION PHILOSOPHY

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of Common Stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

INCENTIVE BONUS

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

LONG-TERM, STOCK BASED COMPENSATION

To attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The following table lists, as of September 30, 2023, the number of shares of Common Stock of the Company that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each officer and director of the Company; and (iii) all officers and directors if any as a group.

The percentages below are calculated based on 213,855,500 shares of our Common Stock issued and outstanding as of September 30, 2023. We do not have any outstanding warrant, options, or other securities exercisable for or convertible into shares of our Common Stock.

Name of Beneficial Owner	Number of Common Stock Owned	Percentage of Ownership
Sole Officer and Director
Hsu Shou Hung (1)	96,260,000	45.01%
5% Shareholders
CPN Investment Limited (2)	15,000,000	7.01%
Leader Capital Holdings Corp. (3)	15,000,000	7.01%

(1) The above row for Mr. Hsu Shou Hung is inclusive of his share ownership in the Company via Terra Wave Holdings Limited (“TERRA”). TERRA is owned exclusively by Mr. Hsu and is the beneficial owner of 10,000,000 shares of our Common Stock. In his personal name, Mr. Hsu Shou Hung beneficially owns and controls approximately 86,260,000 shares of our Common Stock.

(2) Mr. Lin Yi Hsiu (“Mr. Jeff Lin”) is the sole shareholder of CPN Investment Limited (“CPN”).

(3) Mr. Lin Yi Hsiu (“Mr. Jeff Lin”), Chief Executive Officer and a director of Leader Capital Holdings Corp. (“LCHC”), collectively with his beneficially owned or controlled companies, ultimately holds 58,537,778 shares of common stock of LCHC, or approximately 28.35% of LCHC’s total issued and outstanding shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	Year ended September 30, 2023	For the period from December 8, 2021 (Inception) to September 30, 2022
Audit fees	$27,500	$17,500
Audit related fees	-	-
Total	$27,500	$17,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements by Weinberg & Company, P.A. (2023 and 2022) were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The following exhibits are filed or “furnished” herewith:

Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

(1)	Previously filed and incorporated in the Company’s Registration Statement, Amendment No.3 to Form S-1 (File No. 333-271858) with the Securities and Exchange Commission on September 6, 2023.

* Filed herewith.

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DFP HOLDINGS LIMITED
(Name of Registrant)

Date: December 28, 2023	By:	/s/ Hsu Shou Hung
	Name:	Hsu Shou Hung
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page #
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 572)	F-2

Consolidated Balance Sheets as of Sepetmber 30, 2023, and 2022	F-3

Consolidated Statements of Operations and Comprehensive Loss for the year ended September 30, 2023 and for the period from December 8, 2021 (Inception) to September 30, 2022	F-4

Consolidated Statements of Stockholders’ Equity for the year ended September 30, 2023 and for the period from December 8, 2021 (Inception) to September 30, 2022	F-5

Consolidated Statements of Cash Flows for the year ended September 30, 2023 and for the period from December 8, 2021 (Inception) to September 30, 2022	F-6

Notes to Consolidated Financial Statements	F-7 – F-13

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DFP Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DFP Holdings Limited (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended September 30, 2023, and for the period from December 8, 2021 (Inception) to September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the year ended September 30, 2023, and for the period from December 8, 2021 (Inception) to September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended September 30, 2023, the Company incurred a net loss and had negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022.

/s/Weinberg & Company, P.A.

Los Angeles, California

December 28, 2023

DFP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023, AND 2022

(Expressed in U.S. Dollars)

	September 30, 2023	September 30, 2022

ASSETS
Current assets:
Cash and cash equivalents	$763,591	$1,461,506
Accounts receivable	-	18,554
Other current assets-deposits	15,095	-
Prepaid expenses-related party	25,357	10,221
Total current assets	804,043	1,490,281

Non-current assets:
Property and equipment, net	12,767	-
TOTAL ASSETS	$816,810	$1,490,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$73,325	$34,522
Deferred revenue	28,698	9,324
Due to officer	4,257	13,627
Total liabilities	106,280	57,473

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 213,855,500 shares issued and outstanding	21,386	21,386
Additional paid in capital	2,148,714	2,148,714
Accumulated other comprehensive loss	(12,561)	(4,615)
Accumulated deficit	(1,447,009)	(732,677)

Total stockholders’ equity	710,530	1,432,808

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$816,810	$1,490,281

See accompanying notes to the consolidated financial statements.

DFP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED SEPTEMBER 30, 2023,

AND FOR THE PERIOD FROM DECEMBER 8, 2021 (INCEPTION) TO SEPTEMBER 30, 2022

(Expressed in U.S. Dollars)

	Year ended September 30, 2023	For the period from December 8, 2021 (Inception) to September 30, 2022

REVENUES:
Service revenue	$1,216,130	$111,201

OPERATING COSTS AND EXPENSES:
Cost of service revenue	188,658	41,540
General and administrative expense	909,960	37,366
General and administrative expense-related party	362,014	315,336
Impairment of prepaid application development fee-related party	450,000	450,000
Total operating costs and expenses	1,910,632	844,242

LOSS FROM OPERATIONS	(694,502)	(733,041)

OTHER INCOME:
Interest income	8,160	364

LOSS BEFORE INCOME TAXES	(686,342)	(732,677)
Income taxes	(27,990)	-
NET LOSS	(714,332)	(732,677)
Other comprehensive loss
- Foreign currency translation loss	(7,946)	(4,615)
COMPREHENSIVE LOSS	$(722,278)	$(737,292)

NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING	213,855,500	155,424,448

See accompanying notes to the consolidated financial statements.

DFP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED SEPTEMBER 30, 2023,

AND FOR THE PERIOD FROM DECEMBER 8, 2021 (INCEPTION) TO SEPTEMBER 30, 2022

(Expressed in U.S. Dollars)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance, December 8, 2021 (Inception)	-	$-	$-	$-	$-	$-
Shares issued for founders	200,000,000	20,000	-	-	-	20,000
Shares issued for cash in private placements	13,855,500	1,386	2,148,714	-	-	2,150,100
Foreign currency translation	-	-	-	(4,615)	-	(4,615)
Net loss	-	-	-	-	(732,677)	(732,677)
Balance as of September 30, 2022	213,855,500	21,386	2,148,714	(4,615)	(732,677)	1,432,808
Foreign currency translation	-	-	-	(7,946)	-	(7,946)
Net loss	-	-	-	-	(714,332)	(714,332)
Balance as of September 30, 2023	213,855,500	$21,386	$2,148,714	$(12,561)	$(1,447,009)	$710,530

See accompanying notes to the consolidated financial statements.

DFP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2023,

AND FOR THE PERIOD FROM DECEMBER 8, 2021 (INCEPTION) TO SEPTEMBER 30, 2022

(Expressed in U.S. Dollars)

	Year ended September 30, 2023	For the period from December 8, 2021 (Inception) to September 30, 2022

Cash flows from operating activities:
Net loss	$(714,332)	$(732,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,731	-
Impairment of prepaid application development fee-related party	450,000	450,000
Changes in operating assets and liabilities:
Accounts receivable	18,554	(18,554)
Other current assets-deposits	(15,095)	-
Prepaid expenses-related party	(15,136)	(10,221)
Accounts payable and accrued liabilities	38,803	34,522
Deferred revenue	19,374	9,324
Net cash used in operating activities	(215,101)	(267,606)

Cash flows from investing activities:
Prepaid application development fee-related party	(450,000)	(450,000)
Purchase of property and equipment	(15,399)	-
Net cash used in investing activities	(465,399)	(450,000)

Cash flows from financing activities:
Proceeds from sales of common stock	-	2,170,100
(Repayment to) advances from officer	(9,370)	13,627
Net cash (used in) provided by financing activities	(9,370)	2,183,727

Effect of exchange rate changes in cash and cash equivalents	(8,045)	(4,615)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(697,915)	1,461,506
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR / PERIOD	1,461,506	-

CASH AND CASH EQUIVALENTS, END OF YEAR / PERIOD	$763,591	$1,461,506

Supplemental information
Income taxes paid	$27,990	$-

See accompanying notes to the consolidated financial statements.

DFP HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2023,

AND FOR THE PERIOD FROM DECEMBER 8, 2021 (INCEPTION) TO SEPTEMBER 30, 2022

(Expressed in U.S. Dollars)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

DFP Holdings Limited, a Nevada corporation (the “Company”), was incorporated in the State of Nevada on December 8, 2021. The Company provides online and offline educational services in Taiwan. The Company has a September 30 fiscal year end.

On March 8, 2022, the Company’s wholly owned subsidiary, DFP Holdings Limited, was formed in Seychelles (the “Seychelles Company”). The Seychelles Company is an intermediate holding company, and operates business through its wholly owned subsidiary, DFP Holdings Limited, a company incorporated in Taiwan (the “Taiwan Company”).

On May 24, 2022, the Company acquired 100% of Tide Holdings Limited, a company incorporated in Seychelles (“TIDE”) from Mr. Hsu Shou Hung, the CEO of the Company, for $1.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements for the year ended September 30, 2023, the Company incurred a net loss of $714,332 and used cash in operations of $215,101. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Risks & uncertainties resulting from inflation, COVID-19, and geopolitical instability

As a result of the COVID-19 pandemic and actions taken to slow its spread, the ongoing military conflict between Russia and Ukraine, and other geopolitical and macroeconomic factors beyond our control, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability.

If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities, access our existing cash, or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Tide Holdings Limited (TIDE), DFP Holdings Limited (Seychelles) (the “Seychelles Company”), and DFP Holdings Limited (Taiwan) (the “Taiwan Company”). Intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. Significant estimates include estimates for assumptions used in impairment testing of long-term assets, and the accrual of potential liabilities.

Revenue recognition

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, following the five-step model prescribed by ASC 606, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue consists of revenue from providing online and offline educational services (“service revenue”). Revenue is recognized in the period in which the services are delivered, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract. The Company recognizes revenue from subscription services ratably over the subscription period. The Company recognizes deferred revenue at each period end for contracts that have been paid but which the related service has not been performed or delivered.

Cost of revenue

Cost of service revenue primarily consists of advertising and promotion fee, and facility rentals directly attributable to the services rendered.

Cash and cash equivalents

Cash equivalents includes demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities at purchase of three months or less, including money market funds.

	As of September 30,
	2023	2022

Cash and cash equivalents
Denominated in United States Dollars	$480,406	$1,378,501
Denominated in New Taiwan Dollars	283,185	83,005
Cash and cash equivalents	$763,591	$1,461,506

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of September 30, 2023, substantially all the Company’s cash was held by two major financial institutions located in Taiwan, which management believes is of high credit quality. At September 30, 2023, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

Accounts receivable

Accounts receivable is recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of our accounts receivable based on several factors. In circumstances where it becomes aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due accounts receivable outstanding. At September 30, 2023 and 2022, the Company had no reserve recorded for uncollectible accounts receivable.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Additions, improvements, and major renewals or replacements that substantially extend the useful life of an asset are capitalized. Repairs and maintenance expenditures are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets of four years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At September 30, 2023 and 2022, management determined there were no impairments of the Company’s property and equipment.

Software costs

Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project will be expensed as incurred and certain costs incurred in the project’s application development stage will be capitalized. On an annual basis, or more frequently as conditions indicate, the Company will assess the recovery of the unamortized software development costs by estimating the net undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows are not sufficient to recover the unamortized software cost, such assets will be considered to be impaired. The impairment to be recognized will be measured as the amount by which the carrying amount of the asset exceeds its fair value. During the year ended September 30, 2023, the Company recognized an impairment of prepaid application development fees of $450,000, and during the period from December 8, 2021 to September 30, 2022, the Company recognized another impairment of prepaid application development fees of $450,000.

Impairment of long-lived assets

The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by such asset when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value generally determined by estimates of future discounted cash flows.

Leases

The Company currently lease an office space under a short-term lease from an external party. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For all short-term leases, the Company does not recognize a lease liability or right-of-use asset on the balance sheet. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. For the year ended September 30, 2023, total rent expense was $24,492. During the period December 8, 2021 (Inception) to September 30, 0222, the Company had no rent expense.

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company conducts its business in Taiwan and is subject to tax in Taiwan jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the Taiwan tax authority. The Company’s deferred tax assets relate to the Company’s net operating losses in the U.S. and net operating losses and temporary differences between accounting basis and tax basis for its Taiwan-based subsidiaries which are subject to corporate income tax in Taiwan.

Fair value measurements

The Company follows the guidance of ASC 820-10, “Fair Value Measurements and Disclosures”, with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, deferred revenue and due to officer, approximate their fair values because of the short-term nature of these financial instruments.

Foreign currency translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiary maintains its books and records in its functional currency, New Taiwan Dollars (“NT$”).

In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not the US$, are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the year ended September 30, 2023	As of September 30, 2022 and from December 8, 2021 (Inception) to September 30, 2022
Period-end NT$ : US$1 exchange rate	32.28	31.79
Period-average NT$ : US$1 exchange rate	31.11	29.23

Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

At September 30, 2023 and 2022, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Segment information

Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is conducting business as an educational service company.

Concentrations

For the year ended September 30, 2023 and for the period from December 8, 2021 (Inception) to September 30, 2022, no customer accounted for 10% or of the Company’s revenue.

For the year ended September 30, 2023 and for the period from December 8, 2021(Inception) to September 30, 2022, one service provider, a related party, accounted for 42% and 91% of the Company’s operating costs and expenses, respectively.

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard becomes effective for the Company beginning on October 1, 2024. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted this guidance effective October 1, 2023, and the adoption of this standard did not have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - STOCKHOLDERS’ EQUITY

During the year ended September 30, 2023, the Company did not issue any shares of Common Stock.

For the period from December 8, 2021 (Inception) to September 30, 2022, the Company issued 213,855,500 shares of restricted Common Stock to 150 shareholders at prices ranging from $0.0001 to $0.25 per share, for total proceeds of $2,170,100.

Shares issued to founders

On February 25, 2022, the Company issued 86,260,000 shares of founders restricted Common Stock to Mr. Hsu Shou Hung, Chief Executive Officer, Chief Financial Officer, sole director and a founder of the Company, and issued and 10,000,000 shares of restricted stock to Mr. Hsu’s wholly owned company, Terra Wave Holdings Limited at $0.0001 per share, for total proceeds of $9,626.

Between February 22, 2022, and February 25, 2022, the Company issued 103,740,000 shares of restricted Common Stock to an additional 31 founders at $0.0001 per share, for total additional proceeds of $10,374.

Shares issued for cash in private placements

Between March 1, 2022, and September 26, 2022, the Company sold 13,855,500 shares of restricted Common Stock to another 117 shareholders at prices ranging from $0.10 to $0.25 per share, for total proceeds of $2,150,100.

The Company sold 7,200,000 shares of restricted Common Stock to 45 shareholders at $0.10 per share for $720,000, 4,675,500 shares of restricted Common Stock to 42 shareholders at $0.20 per share for $935,100, and 1,980,000 shares of restricted Common Stock to 30 shareholders at $0.25 per share for $495,000.

NOTE 3 - INCOME TAXES

The Company recorded and paid income tax expense of $27,990 for the year ended September 30, 2023, while no provision for income taxes was made for the period from December 8, 2021 (Inception) to September 30, 2022.

Provision for income taxes consisted of the following:

	Year ended September 30, 2023	For the period from December 8, 2021 (Inception) to September 30, 2022

Current:
U.S.	$-	$-
Taiwan	27,990	-
Subtotal	27,990
Deferred:	-	-
	$27,990	$-

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Year ended September 30, 2023	For the period from December 8, 2021 (Inception) to September 30, 2022

Loss before income taxes	$(686,342)	$(732,677)
United States of America statutory income tax rate	21%	21%
Income tax (benefit) expense computed at statutory corporate income tax rate	(144,132)	(153,862)
Effect of different tax jurisdictions	6,864	7,327
Change in valuation allowance	165,258	146,535
Provision for income taxes	$27,990	$-

The Company’s wholly owned subsidiary in Taiwan, DFP Holdings Limited (Taiwan) (the “Taiwan Company”), is governed by the income tax law of Taiwan and is subject to a tax rate of 20%.

Significant components of the aggregate deferred tax assets consisted of the following:

	As of September 30,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$297,994	$153,862
Gross deferred tax assets	297,994	153,862
Less: valuation allowance	(297,994)	(153,862)
Net deferred tax assets	$-	$-

The provisions of ASC Topic 740, “Accounting for Income Taxes”, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of September 30, 2023 and 2022, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions.

As of September 30, 2023 and 2022, no liability for unrecognized tax benefits was required to be recorded or disclosed.

NOTE 4 - RELATED PARTY TRANSACTIONS

On December 8, 2021, Mr. Hsu Shou Hung (“Mr. Hsu”), a founder of the Company, was appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and sole director of the Company. Currently, Mr. Hsu is our sole officer and director. As of September 30, 2023, Mr. Hsu collectively owns 96,260,000 shares, or 45.01%, of the Company’s restricted Common Stock.

At September 30, 2023 and 2022, $4,257 and $13,627, respectively, are due to Mr. Hsu for advances to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

Mr. Lin Yi Hsiu (“Jeff Lin”) is Chief Executive Officer and a director of Leader Capital Holdings Corp. (“LCHC”). LCHC owns 15,000,000 shares of the Company’s restricted Common Stock and is a 7.01% shareholder in the Company. In addition, CPN Investment Limited (“CPN”), a company wholly owned by Jeff Lin, owns 15,000,000 shares of the Company’s restricted Common Stock, and is also a 7.01% shareholder of the Company.

LCHC, through its wholly owned subsidiary, LOC Weibo Co., Limited (“LOC”) provides IT and maintenance services to the Company. Leader Financial Asset Management Limited (“LFAML”), another company wholly owned by Jeff Lin, provides consulting and company secretarial services to the Company.

For the year ended September 30, 2023, and during the period from December 8, 2021 (Inception) to September 30, 2022, the Company incurred the following fees to LCHC and affiliates:

Paid to:	Description	Year ended September 30, 2023	For the period from December 8, 2021 (Inception) to September 30, 2022
LCHC	IT services	$30,000	$5,336
LOC	IT services	32,014	-
LFAML	Secretarial fees	-	10,000
LFAML	Consulting fees	300,000	300,000
	Subtotal	362,014	315,336
LCHC	Prepaid application development fees	450,000	450,000
	Total	$812,014	$765,336

At September 30, 2023 and 2022, $25,357 and $10,221, respectively, were prepaid expenses to LOC for IT and maintenance expenses.

During fiscal 2022 and 2023, the Company prepaid a total of $900,000 to LCHC for the development of two mobile applications. $450,000 was paid in fiscal 2022, and $450,000 was paid in fiscal 2023. Management determined that it was more likely than not that the application developments would not be utilized as originally intended and performed an impairment analysis. As a result, an impairment loss of $450,000 was recorded in fiscal 2022, and another impairment loss of $450,000 was recorded in fiscal 2023, for the prepaid app development fees.

NOTE 5 - SUBSEQUENT EVENTS

Between November 1, 2023, and December 13, 2023, the Company sold 1,357,400 shares of restricted Common Stock to thirty-one (31) individuals in a private placement at a price of $0.50 per share, for total proceeds of $678,700.

