Form 10-Q
period 2023-12-31
DFP HOLDINGS Ltd
filed 2024-02-13
CIK 1976900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 13, 2024, there were 215,642,900 shares of Common Stock, $0.0001 par value per share, outstanding.

DFP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of DFP Holdings Limited, a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions, and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward - looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31 AND SEPTEMBER 30, 2023

(Expressed in U.S. Dollars)

	December 31, 2023	September 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,497,660	$763,591
Other current assets-deposits	21,885	15,095
Prepaid expenses-related party	10,405	25,357
Total current assets	1,529,950	804,043

Non-current assets:
Property and equipment, net	12,405	12,767
TOTAL ASSETS	$1,542,355	$816,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$86,800	$73,325
Deferred revenue	31,957	28,698
Due to officer	1,699	4,257
Total liabilities	120,456	106,280

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 215,292,900 and 213,855,500 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	21,529	21,386
Additional paid in capital	2,867,271	2,148,714
Accumulated other comprehensive loss	(518)	(12,561)
Accumulated deficit	(1,466,383)	(1,447,009)

Total stockholders’ equity	1,421,899	710,530

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,542,355	$816,810

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended December 31,
	2023	2022

REVENUES:
Service revenue	$279,022	$291,835

OPERATING COSTS AND EXPENSES:
Cost of service revenue	49,040	48,518
General and administrative expense	239,136	201,159
General and administrative expense-related party	15,401	15,464
Impairment of prepaid application development fee-related party	-	450,000
Total operating costs and expenses	303,577	715,141

LOSS FROM OPERATIONS	(24,555)	(423,306)

OTHER INCOME:
Interest income	5,181	3,466

NET LOSS	(19,374)	(419,840)
Other comprehensive income
- Foreign currency translation income	12,043	3,310
COMPREHENSIVE LOSS	$(7,331)	$(416,530)

NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING	214,350,095	213,855,500

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Expressed in U.S. Dollars)

Three months ended December 31, 2023 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30, 2023	213,855,500	$21,386	$2,148,714	$(12,561)	$(1,447,009)	$710,530
Common Stock issued for cash	1,437,400	143	718,557	-	-	718,700
Foreign currency translation	-	-	-	12,043	-	12,043
Net loss	-	-	-	-	(19,374)	(19,374)
Balance as of December 31, 2023 (Unaudited)	215,292,900	$21,529	$2,867,271	$(518)	$(1,466,383)	$1,421,899

Three months ended December 31, 2022 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30, 2022	213,855,500	$21,386	$2,148,714	$(4,615)	$(732,677)	$1,432,808
Foreign currency translation	-	-	-	3,310	-	3,310
Net loss	-	-	-	-	(419,840)	(419,840)
Balance as of December 31, 2022 (Unaudited)	213,855,500	$21,386	$2,148,714	$(1,305)	$(1,152,517)	$1,016,278

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(19,374)	$(419,840)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	986	236
Impairment of prepaid application development fee-related party	-	450,000
Changes in operating assets and liabilities:
Accounts receivable	-	(29,944)
Other current assets-deposits	(6,790)	-
Prepaid expenses-related party	14,952	(197)
Accounts payable and accrued liabilities	13,475	45,723
Deferred revenue	3,259	9,887
Net cash provided by operating activities	6,508	55,865

Cash flows from investing activities:
Prepaid application development fee-related party	-	(450,000)
Purchase of property and equipment	-	(6,487)
Net cash used in investing activities	-	(456,487)

Cash flows from financing activities:
Proceeds from sales of common stock	718,700	-
Repayment to officer	(2,558)	(11,148)
Net cash provided by (used in) financing activities	716,142	(11,148)

Effect of exchange rate changes in cash and cash equivalents	11,419	3,314
NET CHANGE IN CASH AND CASH EQUIVALENTS	734,069	(408,456)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	763,591	1,461,506

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,497,660	$1,053,050

Supplemental information
Income taxes paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements for the three months ended December 31, 2023, the Company incurred a net loss of $19,374 and accumulated deficit of $1,466,383. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Basis of presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Tide Holdings Limited (TIDE), DFP Holdings Limited (Seychelles) (the “Seychelles Company”), and DFP Holdings Limited (Taiwan) (the “Taiwan Company”). Intercompany accounts and transactions have been eliminated in consolidation.

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

	As of December 31, 2023	As of September 30, 2023
	(Unaudited)
Cash and cash equivalents
Denominated in United States Dollars	$1,190,980	$480,406
Denominated in New Taiwan Dollars	306,680	283,185
Cash and cash equivalents	$1,497,660	$763,591

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of December 31, 2023, substantially all the Company’s cash was held by two major financial institutions located in Taiwan, which management believes is of high credit quality. At December 31, 2023, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

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

The Company believes the carrying amount reported in the balance sheet for cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities, deferred revenue and due to officer, approximate their fair values because of the short-term nature of these financial instruments.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended December 31,
	2023	2022
Period-end NT$ : US$1 exchange rate	30.71	30.64
Period-average NT$ : US$1 exchange rate	31.51	31.27

Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

At December 31 and September 30, 2023, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

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

Concentrations

For the three months ended December 31, 2023 and 2022, no customer accounted for 10% or more of the Company’s revenue.

For the three months ended December 31, 2023, no service provider accounted for 10% or more of the Company’s operating costs and expenses, while for the three months ended December 31, 2022, one service provider, a related party, accounted for 65% of the Company’s operating costs and expenses.

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

NOTE 2 - STOCKHOLDERS’ EQUITY

During the three months ended December 31, 2023, the Company issued 1,437,400 shares of restricted Common Stock to 33 shareholders at a price of $0.50 per share, for total proceeds of $718,700.

For the three months ended December 31, 2022, the Company did not issue any shares of Common Stock.

NOTE 3 - RELATED PARTY TRANSACTIONS

Mr. Hsu Shou Hung (“Mr. Hsu”), is a founder of the Company, and is the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and sole director of the Company. Currently, Mr. Hsu is our sole officer and director. As of December 31, 2023, Mr. Hsu collectively owns 96,260,000 shares, or 44.71%, of the Company’s restricted Common Stock. At December 31 and September 30, 2023, $1,699 and $4,257, respectively, are due to Mr. Hsu for advances to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

Mr. Lin Yi Hsiu (“Jeff Lin”) is Chief Executive Officer and a director of Leader Capital Holdings Corp. (“LCHC”), a 6.97% shareholder in the Company. In addition, CPN Investment Limited (“CPN”), a company wholly owned by Jeff Lin, is also a 6.97% shareholder of the Company.

LCHC and its wholly owned subsidiary, LOC Weibo Co., Limited (“LOC”) (collectively, “Leader”) provide IT and maintenance services to the Company, respectively.

For the three months ended December 31, 2023 and 2022, the Company incurred the following fees to Leader:

		For the three months ended December 31,
Paid to:	Description	2023	2022
LCHC	IT services	$7,500	$7,500
LOC	IT services	7,901	7,964
	Subtotal	15,401	15,464
LCHC	Prepaid application development fees	-	450,000
	Total	$15,401	$465,464

At December 31 and September 30, 2023, $10,405 and $25,357, respectively, were prepaid expenses to Leader for IT and maintenance expenses.

During the three months ended December 31, 2022, the Company prepaid $450,000 to LCHC for the development of two mobile applications. Management determined that it was more likely than not that the application developments would not be utilized as originally intended and performed an impairment analysis. As a result, an impairment loss of $450,000 was recorded for the three months ended December 31, 2022, for the prepaid app development fees.

NOTE 4 - SUBSEQUENT EVENTS

Between January 8, 2024, and February 2, 2024, the Company sold 350,000 shares of restricted Common Stock to 9 individuals at a price of $0.50 per share, for total proceeds of $175,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

DFP Holdings Limited (the “Company” or “we”) was incorporated in the State of Nevada on December 8, 2021, and has a fiscal year end of September 30.

GOING CONCERN

For the three months ended December 31, 2023, the Company incurred a net loss of $19,374 and accumulated deficit of $1,466,383. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s September 30, 2023, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this Quarterly Report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates for assumptions used in impairment testing of long-term assets and the accrual of potential liabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

2023:

For the three months ended December 31, 2023, we generated revenue of $279,022.

For the three months ended December 31, 2023, operating expenses were $303,577, including cost of revenue of $49,040, general and administrative expenses of $239,136, general and administrative expenses to related party of $15,401, respectively.

2022:

For the three months ended December 31, 2022, we generated revenue of $291,835.

For the three months ended December 31, 2022, operating expenses were $715,141, including cost of revenue of $48,518, general and administrative expenses of $201,159, general and administrative expenses to related party of $15,464 and impairment of prepaid application development fee to related party of $450,000, respectively.

Liquidity and Capital Resources

During the three months ended December 31, 2023, the Company sold 1,437,400 shares of restricted Common Stock to 33 individuals at a price of $0.50 per share, for total proceeds of $718,700. At December 31, 2023, our cash balance was $1,497,660, as compared to $763,591 on September 30, 2023, an increase of $734,069. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to implement its business plans and continue receiving financial support from its officers and shareholders. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this Report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this Report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2023 due to material weaknesses in our internal control over financial reporting as described below.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management assessed the Company’s internal control over financial reporting as of December 31, 2023, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2023, the Company’s internal controls over financial reporting was not effective.

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

Notwithstanding the identified material weaknesses, management has concluded that the Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any threatened or pending legal proceedings.

Item 1A. Risk Factors.

Not required by smaller reporting companies. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2023, the Company issued 1,437,400 shares of restricted Common Stock to 33 shareholders at a price of $0.50 per share, for total proceeds of $718,700.

Set forth below is a listing of the sale of shares of restricted Common Stock for the three months ended December 31, 2023:

Name	Number of Shares
Lin Yueh Feng	60,000
Hsu Tsui Lien	60,000
Chou Yu Ju	40,000
Chen Pei Ru	60,000
Lu Po Wei	40,000
Lim Yee Ching	6,000
Liu Chia Ling	60,000
Lee Shih Pin	60,000
Chen Yu Ching	40,000
Chang Che Chih	40,000
Lai Tung Ning	60,000
Chen Jie Yu	60,000
Lee Huai Ku	40,000
Chang Po Hsuan	20,000
Yang Ke Yu	80,000
Lin Yi Ying	60,000
Chen Yung Sheng	40,000
Liu Jui Hsin	40,000
Chan Chih Chieh	40,000
Digital Content Culture Sdn. Bhd.	22,000
Yang Hsin Hua	20,000
Yang Hui Chun	30,000
Lin Fang Yu	80,000
Chen Yu Huei	40,000
Hsieh Meng Hua	30,000
Lai Nyok Pek	4,400
Huang Wei Chin	60,000
Chen Hsi Chen	60,000
Tsan Jui Chin	30,000
Liu Chun O	15,000
Chen Chun Chieh	20,000
Chen Hsiao Wei	60,000
Hung Yuan Hung	60,000
Total	1,437,400

Between January 8, and February 2, 2024, the Company sold 350,000 shares of restricted Common Stock to 9 individuals at a price of $0.50 per share, for total proceeds of $175,000.

Set forth below is a listing of the January and February 2024 sale of shares of restricted Common Stock:

Name	Number of Shares
Chang Kai Chia	70,000
Wu Yu Ti	30,000
Yang Hui Chao	30,000
Liao Yu Chen	30,000
Lu Shu Ju	30,000
Lin Xuan Zhen	30,000
Hu Shu Ning	30,000
Lai Wen Hui	30,000
Chiu Shih Jung	30,000
Chan Chih Chieh (Subsequent to the purchase of 40,000 shares in December 2023, additional 40,000 shares were acquired in January 2024)	40,000
Total	350,000

Item 3. Default upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

DFP HOLDINGS LIMITED
(Name of Registrant)

Date: February 13, 2024	By:	/s/ Hsu Shou Hung
	Name:	Hsu Shou Hung
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

