Form 10-Q
period 2024-03-31
DFP HOLDINGS Ltd
filed 2024-05-13
CIK 1976900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

Commission File No. 333-271858

DFP HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Nevada	32-0672927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 13, 2024, there were 216,779,700 shares of Common Stock, $0.0001 par value per share, outstanding.

DFP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2024

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 (UNAUDITED) AND SEPTEMBER 30, 2023

(Expressed in U.S. Dollars)

	March 31, 2024	September 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,125,372	$763,591
Other current assets-deposits	26,989	15,095
Prepaid expenses-related party	25,473	25,357
Total current assets	2,177,834	804,043

Non-current assets:
Property and equipment, net	13,694	12,767
TOTAL ASSETS	$2,191,528	$816,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$68,661	$73,325
Deferred revenue	45,508	28,698
Due to officer	1,689	4,257
Total liabilities	115,858	106,280

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 216,779,700 and 213,855,500 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	21,678	21,386
Additional paid in capital	3,610,522	2,148,714
Accumulated other comprehensive loss	(9,533)	(12,561)
Accumulated deficit	(1,546,997)	(1,447,009)

Total stockholders’ equity	2,075,670	710,530

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,191,528	$816,810

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
REVENUES:
Service revenues	$250,653	$201,570	$529,675	$493,405

OPERATING COSTS AND EXPENSES:
Cost of service revenues	20,140	52,302	69,180	100,820
General and administrative expense	295,748	152,055	534,884	353,214
General and administrative expense-related party	15,379	215,686	30,780	231,150
Impairment of prepaid application development fee-related party	-	-	-	450,000
Total operating costs and expenses	331,267	420,043	634,844	1,135,184

LOSS FROM OPERATIONS	(80,614)	(218,473)	(105,169)	(641,779)

OTHER INCOME:
Interest income	-	-	5,181	3,466

NET LOSS	(80,614)	(218,473)	(99,988)	(638,313)
Other comprehensive (loss) income:
-Foreign currency translation (loss) income	(9,015)	(74)	3,028	3,236
COMPREHENSIVE LOSS	$(89,629)	$(218,547)	$(96,960)	$(635,077)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING	215,951,344	213,855,500	215,184,377	213,855,500

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024 AND 2023

(Expressed in U.S. Dollars)

Three months ended March 31, 2024 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2023 (Unaudited)	215,292,900	$21,529	$2,867,271	$(518)	$(1,466,383)	$1,421,899
Common Stock issued for cash	1,486,800	149	743,251	-	-	743,400
Foreign currency translation	-	-	-	(9,015)	-	(9,015)
Net loss	-	-	-	-	(80,614)	(80,614)
Balance as of March 31, 2024 (Unaudited)	216,779,700	$21,678	$3,610,522	$(9,533)	$(1,546,997)	$2,075,670

Six months ended March 31, 2024 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30, 2023	213,855,500	$21,386	$2,148,714	$(12,561)	$(1,447,009)	$710,530
Common Stock issued for cash	2,924,200	292	1,461,808	-	-	1,462,100
Foreign currency translation	-	-	-	3,028	-	3,028
Net loss	-	-	-	-	(99,988)	(99,988)
Balance as of March 31, 2024 (Unaudited)	216,779,700	$21,678	$3,610,522	$(9,533)	$(1,546,997)	$2,075,670

Three months ended March 31, 2023 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2022 (Unaudited)	213,855,500	$21,386	$2,148,714	$(1,305)	$(1,152,517)	$1,016,278
Foreign currency translation	-	-	-	(74)	-	(74)
Net loss	-	-	-	-	(218,473)	(218,473)
Balance as of March 31, 2023 (Unaudited)	213,855,500	$21,386	$2,148,714	$(1,379)	$(1,370,990)	$797,731

Six months ended March 31, 2023 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30, 2022	213,855,500	$21,386	$2,148,714	$(4,615)	$(732,677)	$1,432,808
Foreign currency translation	-	-	-	3,236	-	3,236
Net loss	-	-	-	-	(638,313)	(638,313)
Balance as of March 31, 2023 (Unaudited)	213,855,500	$21,386	$2,148,714	$(1,379)	$(1,370,990)	$797,731

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

	Six months ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(99,988)	$(638,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,028	824
Impairment of prepaid application development fee-related party	-	450,000
Changes in operating assets and liabilities:
Other current assets-deposits	(11,894)	12,614
Prepaid expenses-related party	(116)	7,277
Accounts payable and accrued liabilities	(4,664)	4,020
Deferred revenue	16,810	9,673
Net cash used in operating activities	(97,824)	(153,905)

Cash flows from investing activities:
Prepaid application development fee-related party	-	(450,000)
Purchase of property and equipment	(2,814)	(11,208)
Net cash used in investing activities	(2,814)	(461,208)

Cash flows from financing activities:
Proceeds from sales of common stock	1,462,100	-
Repayment to officer	(2,568)	(12,887)
Net cash provided by (used in) financing activities	1,459,532	(12,887)

Effect of exchange rate changes in cash and cash equivalents	2,887	3,245
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,361,781	(624,755)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	763,591	1,461,506

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,125,372	$836,751

Supplemental information
Income taxes paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024 AND 2023

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

On May 24, 2022, the Company acquired 100% of Tide Holdings Limited (“TIDE”), a company incorporated in Seychelles from Mr. Hsu Shou Hung, the CEO of the Company, for $1.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements for the six months ended March 31, 2024, the Company incurred a net loss of $99,988 and used cash in operations of $97,824. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2023, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

	As of March 31, 2024	As of September 30, 2023
	(Unaudited)
Cash and cash equivalents
Denominated in United States Dollars	$1,885,662	$480,406
Denominated in New Taiwan Dollars	239,710	283,185
Cash and cash equivalents	$2,125,372	$763,591

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of March 31, 2024, substantially all the Company’s cash was held by two major financial institutions located in Taiwan, which management believes is of high credit quality. At March 31, 2024, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended March 31,
	2024	2023
Period-end NT$ : US$1 exchange rate	31.99	30.64
Period-average NT$ : US$1 exchange rate	31.56	31.27

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

At March 31, 2024 and September 30, 2023, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

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

Concentrations

For the three and six months ended March 31, 2024 and 2023, no customer accounted for 10% or more of the Company’s revenue.

For the three and six months ended March 31, 2024, no service provider accounted for 10% or more of the Company’s operating costs and expenses, while for the three and six months ended March 31, 2023, one service provider, a related party, accounted for 51% and 60% of the Company’s operating costs and expenses, respectively.

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

NOTE 2 - STOCKHOLDERS’ EQUITY

During the period from November 1, 2023, to March 5, 2024, the Company sold 2,924,200 shares of its Common Stock, par value $0.0001 per share, to 77 shareholders for total proceeds of $1,462,100, or $0.50 per share. For the six months ended March 31, 2023, the Company did not issue any shares of Common Stock.

As of March 31, 2024, the Company has 216,779,700 shares of Common Stock issued and outstanding.

NOTE 3 - RELATED PARTY TRANSACTIONS

Mr. Hsu Shou Hung (“Mr. Hsu”), a founder of the Company, is currently the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and sole director. As of March 31, 2024, Mr. Hsu collectively owns 96,260,000 shares, or 44.40%, of the Company’s restricted Common Stock. At March 31, 2024 and September 30, 2023, $1,689 and $4,257, respectively, are due to Mr. Hsu for advances to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

Mr. Lin Yi Hsiu (“Mr. Jeff Lin”) is Chief Executive Officer and a director of Leader Capital Holdings Corp. (“LCHC”), a 6.92% shareholder in the Company. In addition, CPN Investment Limited (“CPN”), a company wholly owned by Mr. Jeff Lin, is also a 6.92% shareholder of the Company. Leader Financial Asset Management Limited (“LFAML”), another company wholly owned by Mr. Jeff Lin, provides consulting services to the Company.

LCHC and its wholly owned subsidiary, LOC Weibo Co., Limited (“LOC”) (collectively, “Leader”) provide IT and maintenance services to the Company, respectively.

For the three months ended March 31, 2024 and 2023, the Company incurred the following fees to Leader and LFAML:

		For the three months ended March 31,
Paid to:	Description	2024	2023
LCHC	IT services	$7,500	$7,500
LOC	IT services	7,879	8,186
LFAML	Consulting services	-	200,000
	Total	$15,379	$215,686

For the six months ended March 31, 2024 and 2023, the Company incurred the following fees to Leader and LFAML:

		For the six months ended March 31,
Paid to:	Description	2024	2023
LCHC	IT services	$15,000	$15,000
LOC	IT services	15,780	16,150
LFAML	Consulting services	-	200,000
	Subtotal	30,780	231,150
LCHC	Prepaid application development fees	-	450,000
	Total	$30,780	$681,150

At March 31, 2024 and September 30, 2023, $25,473 and $25,357, respectively, were prepaid expenses to Leader for IT and maintenance expenses.

During the six months ended March 31, 2023, the Company prepaid $450,000 to LCHC for the development of two mobile applications. Management determined that it was more likely than not that the application developments would not be utilized as originally intended and performed an impairment analysis. As a result, an impairment loss of $450,000 was recorded for the six months ended March 31, 2023, for the prepaid app development fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

DFP Holdings Limited (the “Company” or “we”) was incorporated in the State of Nevada on December 8, 2021, and has a fiscal year end of September 30.

GOING CONCERN

For the six months ended March 31, 2024, the Company incurred a net loss of $99,988 and accumulated deficit of $1,546,997. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s September 30, 2023, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this Quarterly Report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

RECENT DEVELOPMENTS

The effective date of the Company’s registration statement on Form S-1 (Commission File No. 333-271858) was September 8, 2023. During the period from November 1, 2023, to March 5, 2024, the Company sold an aggregate of 2,924,200 shares of its Common Stock, par value $0.0001 per share. to 77 shareholders for total proceeds of $1,462,100 or $0.50 per share, representing approximately 29% of the number of shares registered under the prospectus on the Form S-1.

Set forth below is a listing of the sale of shares of restricted Common Stock under the prospectus on Form S-1 for the six months ended March 31, 2024:

Name	Number of Shares
Lin Yueh Feng	60,000
Hsu Tsui Lien	60,000
Chou Yu Ju	60,000
Chen Pei Ru	60,000
Lu Po Wei	40,000
Lim Yee Ching	6,000
Liu Chia Ling	60,000
Lee Shih Pin	60,000
Chen Yu Ching	40,000
Chang Che Chih	40,000
Lai Tung Ning	60,000
Chen Jie Yu	60,000
Lee Huai Ku	40,000
Chang Po Hsuan	20,000
Yang Ke Yu	80,000
Lin Yi Ying	90,000
Chen Yung Sheng	40,000
Liu Jui Hsin	40,000
Chan Chih Chieh	80,000
Digital Content Culture Sdn. Bhd.	22,000
Yang Hsin Hua	20,000
Yang Hui Chun	30,000
Lin Fang Yu	80,000
Chen Yu Huei	40,000
Hsieh Meng Hua	30,000
Lai Nyok Pek	4,400
Huang Wei Chin	60,000
Chen Hsi Chen	60,000
Tsan Jui Chin	30,000
Liu Chun O	15,000
Chen Chun Chieh	20,000
Chen Hsiao Wei	60,000
Hung Yuan Hung	60,000
Chang Kai Chia	70,000
Wu Yu Ti	30,000
Yang Hui Chao	30,000
Liao Yu Chen	30,000
Lu Shu Ju	60,000
Lin Xuan Zhen	30,000
Hu Shu Ning	30,000
Lai Wen Hui	30,000
Chiu Shih Jung	30,000
Fang Yun Hsuan	60,000
Hsiang Ming Hung	22,000
Liao Bo Cheng	30,000
How Sok Sin	4,400
Lin Geng Ru	16,000
Yi Jen Yu	80,000
Chang Chun Kai	40,000
Chiu Huai Yi	30,000
Chang Shu Ting	30,000
Gao Wei Qing	30,000
Chang Te Yi	30,000
Kao Hao Shen	60,000
Shao Hui Ling	60,000
Hsu Shu Yuak	30,000
Cheng Cheng Han	12,000
Chien Fu Ching	30,000
Lin Hui Ru	60,000
Chen Pin Chen	30,000
Ho Yu Ling	30,000
Hsu Kai Chia	30,000
Hsu Chen Yu	30,000
Huang Pi Wen	20,000
Zhang Han Sheng	30,000
Hsu Yan Ling	30,000
Liao Ling Hsin	40,000
Liao Kuo Yu	40,000
Ho Hung Ying	40,000
Yeh Yin Hsuan	30,000
Tan Wy Yee	22,000
Ng Sae Lim	22,000
Cindy Chan Yin Wan	22,000
Lau Yoke Chan	4,000
Lee Phay Ying	4,000
Jazamine Foo Lee Wei	4,000
Lai Chin Hong	4,400
Total	2,924,200

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

2023:

For the three and six months ended March 31, 2024, we generated revenue of $250,653 and $529,675, respectively.

For the three months ended March 31, 2024, operating costs and expenses were $331,267, including cost of revenue of $20,140, general and administrative expenses of $295,748, and general and administrative expenses to related party of $15,379, respectively.

For the six months ended March 31, 2024, operating costs and expenses were $634,844, including cost of revenue of $69,180, general and administrative expenses of $534,884, and general and administrative expenses to related party of $30,780, respectively.

2022:

For the three and six months ended March 31, 2023, we generated revenue of $201,570 and $493,405, respectively.

For the three months ended March 31, 2023, operating costs and expenses were $420,043, including cost of revenue of $52,302, general and administrative expenses of $152,055, and general and administrative expenses to related party of $215,686, respectively.

For the six months ended March 31, 2023, operating costs and expenses were $1,135,184, including cost of revenue of $100,820, general and administrative expenses of $353,214, general and administrative expenses to related party of $231,150 and impairment of prepaid application development fee to related party of $450,000, respectively.

Liquidity and Capital Resources

During the six months ended March 31, 2024, the Company sold 2,924,200 shares of restricted Common Stock to 77 individuals at a price of $0.50 per share, for total proceeds of $1,462,100. At March 31, 2024, our cash balance was $2,125,372, as compared to $763,591 on September 30, 2023, an increase of $1,361,781. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months.

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

Item 4. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this Report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this Report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2024 due to material weaknesses in our internal control over financial reporting as described below.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management assessed the Company’s internal control over financial reporting as of March 31, 2024, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of March 31, 2024, the Company’s internal controls over financial reporting was not effective.

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

None.

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

DFP HOLDINGS LIMITED
(Name of Registrant)

Date: May 13, 2024	By:	/s/ Hsu Shou Hung
	Name:	Hsu Shou Hung
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

