Form 10-Q
period 2024-06-30
DFP HOLDINGS Ltd
filed 2024-08-09
CIK 1976900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

Commission File No. 333-271858

DFP HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Nevada	32-0672927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1/F., No. 22, Lane 50, Section 3, Nangang Road

Nangang District, Taipei City 115607

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

As of August 9, 2024, there were 216,779,700 shares of Common Stock, $0.0001 par value per share, outstanding.

DFP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 (UNAUDITED) AND SEPTEMBER 30, 2023

(Expressed in U.S. Dollars)

	June 30, 2024	September 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,138,243	$763,591
Other current assets-deposits	102,141	15,095
Prepaid expenses-related party	10,101	25,357
Total current assets	2,250,485	804,043

Non-current assets:
Property and equipment, net	61,886	12,767
TOTAL ASSETS	$2,312,371	$816,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$79,275	$73,325
Deferred revenue	131,876	28,698
Due to officer	1,685	4,257
Total liabilities	212,836	106,280

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 216,779,700 and 213,855,500 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	21,678	21,386
Additional paid in capital	3,610,522	2,148,714
Accumulated other comprehensive loss	(14,265)	(12,561)
Accumulated deficit	(1,518,400)	(1,447,009)

Total stockholders’ equity	2,099,535	710,530

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,312,371	$816,810

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
REVENUES:
Service revenues	$439,266	$272,461	$968,941	$765,866

OPERATING COSTS AND EXPENSES:
Cost of service revenues	45,891	54,823	115,071	155,643
General and administrative expense	338,170	232,748	873,054	585,962
General and administrative expense-related party	15,146	15,558	45,926	246,708
Impairment of prepaid application development fee-related party	-	-	-	450,000
Total operating costs and expenses	399,207	303,129	1,034,051	1,438,313

INCOME (LOSS) FROM OPERATIONS	40,059	(30,668)	(65,110)	(672,447)

OTHER INCOME:
Interest income	12,813	4,256	17,994	7,722

INCOME (LOSS) BEFPRE INCOME TAX	52,872	(26,412)	(47,116)	(664,725)
Income taxes	(24,275)	(22,944)	(24,275)	(22,944)
NET INCOME (LOSS)	28,597	(49,356)	(71,391)	(687,669)
Other comprehensive (loss) income:
-Foreign currency translation (loss) income	(4,732)	(2,311)	(1,704)	925
COMPREHENSIVE INCOME (LOSS)	$23,865	$(51,667)	$(73,095)	$(686,744)

NET INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING	216,779,700	213,855,500	215,714,209	213,855,500

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

(Expressed in U.S. Dollars)

Three months ended June 30, 2024 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of March 31, 2024 (Unaudited)	216,779,700	$21,678	$3,610,522	$(9,533)	$(1,546,997)	$2,075,670
Foreign currency translation	-	-	-	(4,732)	-	(4,732)
Net income	-	-	-	-	28,597	28,597
Balance as of June 30, 2024 (Unaudited)	216,779,700	$21,678	$3,610,522	$(14,265)	$(1,518,400)	$2,099,535

Nine months ended June 30, 2024 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30, 2023	213,855,500	$21,386	$2,148,714	$(12,561)	$(1,447,009)	$710,530
Common Stock issued for cash	2,924,200	292	1,461,808	-	-	1,462,100
Foreign currency translation	-	-	-	(1,704)	-	(1,704)
Net loss	-	-	-	-	(71,391)	(71,391)
Balance as of June 30, 2024 (Unaudited)	216,779,700	$21,678	$3,610,522	$(14,265)	$(1,518,400)	$2,099,535

Three months ended June 30, 2023 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of March 31, 2023 (Unaudited)	213,855,500	$21,386	$2,148,714	$(1,379)	$(1,370,990)	$797,731
Foreign currency translation	-	-	-	(2,311)	-	(2,311)
Net loss	-	-	-	-	(49,356)	(49,356)
Balance as of June 30, 2023 (Unaudited)	213,855,500	$21,386	$2,148,714	$(3,690)	$(1,420,346)	$746,064

Nine months ended June 30, 2023 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30, 2022	213,855,500	$21,386	$2,148,714	$(4,615)	$(732,677)	$1,432,808
Foreign currency translation	-	-	-	925	-	925
Net loss	-	-	-	-	(687,669)	(687,669)
Balance as of June 30, 2023 (Unaudited)	213,855,500	$21,386	$2,148,714	$(3,690)	$(1,420,346)	$746,064

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

	Nine months ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(71,391)	$(687,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,234	1,767
Impairment of prepaid application development fee-related party	-	450,000
Changes in operating assets and liabilities:
Other current assets-deposits	(87,046)	6,370
Prepaid expenses-related party	15,256	(107)
Accounts payable and accrued liabilities	5,950	14,921
Deferred revenue	103,178	26,877
Net cash used in operating activities	(29,819)	(187,841)

Cash flows from investing activities:
Prepaid application development fee-related party	-	(450,000)
Purchase of property and equipment	(50,607)	(14,958)
Net cash used in investing activities	(50,607)	(464,958)

Cash flows from financing activities:
Proceeds from sales of common stock	1,462,100	-
Repayment to officer	(2,572)	(13,042)
Net cash provided by (used in) financing activities	1,459,528	(13,042)

Effect of exchange rate changes in cash and cash equivalents	(4,450)	908
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,374,652	(664,933)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	763,591	1,461,506

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,138,243	$796,573

Supplemental information
Income taxes paid	$24,209	$22,944

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements for the nine months ended June 30, 2024, the Company incurred a net loss of $71,391 and used cash in operations of $29,819. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2023, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s revenue consists of revenue from providing online and offline educational services (“service revenue”). Revenue is recognized in the period in which the services are delivered, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract. The Company recognizes revenue from subscription services rateably over the subscription period. The Company recognizes deferred revenue at each period end for contracts that have been paid but which the related service has not been performed or delivered.

Cost of revenue

Cost of service revenue primarily consists of advertising and promotion fee, and facility rentals directly attributable to the services rendered.

Cash and cash equivalents

Cash equivalents include demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities at purchase of three months or less, including money market funds.

	As of June 30, 2024	As of September 30, 2023
	(Unaudited)
Cash and cash equivalents
Denominated in United States Dollars	$1,871,022	$480,406
Denominated in New Taiwan Dollars	267,221	283,185
Cash and cash equivalents	$2,138,243	$763,591

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of June 30, 2024, substantially all the Company’s cash was held by two major financial institutions located in Taiwan, which management believes is of high credit quality. At June 30, 2024, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended June 30,
	2024	2023
Period-end NT$ : US$1 exchange rate	32.54	31.16
Period-average NT$ : US$1 exchange rate	31.89	30.86

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

At June 30, 2024 and September 30, 2023, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

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

Concentrations

For the three and nine months ended June 30, 2024 and 2023, no customer accounted for 10% or more of the Company’s revenue.

For the three and nine months ended June 30, 2024, and for the three months ended June 30, 2023, no service provider accounted for 10% or more of the Company’s operating costs and expenses. For the nine months ended June 30, 2023, one service provider, a related party, accounted for 17% of the Company’s operating costs and expenses.

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

NOTE 2 - STOCKHOLDERS’ EQUITY

During the period from November 1, 2023, to March 5, 2024, the Company sold 2,924,200 shares of its Common Stock, par value $0.0001 per share, to 77 shareholders for total proceeds of $1,462,100, or $0.50 per share. For the nine months ended June 30, 2023, the Company did not issue any shares of Common Stock.

As of June 30, 2024, the Company has 216,779,700 shares of Common Stock issued and outstanding.

NOTE 3 - RELATED PARTY TRANSACTIONS

Mr. Hsu Shou Hung (“Mr. Hsu”), a founder of the Company, is currently the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and sole director. As of June 30, 2024, Mr. Hsu collectively owns 96,260,000 shares, or 44.40%, of the Company’s restricted Common Stock. At June 30, 2024 and September 30, 2023, $1,685 and $4,257, respectively, are due to Mr. Hsu for advances to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

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

For the three months ended June 30, 2024 and 2023, the Company incurred the following fees to Leader:

		For the three months ended June 30,
Paid to:	Description	2024	2023
LCHC	IT services	$7,500	$7,500
LOC	IT services	7,646	8,058
	Total	$15,146	$15,558

For the nine months ended June 30, 2024 and 2023, the Company incurred the following fees to Leader and LFAML:

		For the nine months ended June 30,
Paid to:	Description	2024	2023
LCHC	IT services	$22,500	$22,500
LOC	IT services	23,426	24,208
LFAML	Consulting services	-	200,000
	Subtotal	45,926	246,708
LCHC	Prepaid application development fees	-	450,000
	Total	$45,926	$696,708

At June 30, 2024 and September 30, 2023, $10,101 and $25,357, respectively, were prepaid expenses to Leader for IT and maintenance expenses.

During the nine months ended June 30, 2023, the Company prepaid $450,000 to LCHC for the development of two mobile applications. Management determined that it was more likely than not that the application developments would not be utilized as originally intended and performed an impairment analysis. As a result, an impairment loss of $450,000 was recorded for the nine months ended June 30, 2023, for the prepaid app development fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

DFP Holdings Limited (the “Company” or “we”) was incorporated in the State of Nevada on December 8, 2021, and has a fiscal year end of September 30.

GOING CONCERN

For the nine months ended June 30, 2024, the Company incurred a net loss of $71,391 and accumulated deficit of $1,518,400. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s September 30, 2023, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this Quarterly Report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Set forth below is a listing of the sale of shares of restricted Common Stock under the prospectus on Form S-1 for the nine months ended June 30, 2024:

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

2024:

For the three and nine months ended June 30, 2024, we generated revenue of $439,266 and $968,941, respectively.

For the three months ended June 30, 2024, operating costs and expenses were $399,207, including cost of revenue of $45,891, general and administrative expenses of $338,170, and general and administrative expenses to related party of $15,146, respectively.

For the nine months ended June 30, 2024, operating costs and expenses were $1,034,051, including cost of revenue of $115,071, general and administrative expenses of $873,054, and general and administrative expenses to related party of $45,926, respectively.

2023:

For the three and nine months ended June 30, 2023, we generated revenue of $272,461 and $765,866, respectively.

For the three months ended June 30, 2023, operating costs and expenses were $303,129, including cost of revenue of $54,823, general and administrative expenses of $232,748, and general and administrative expenses to related party of $15,558, respectively.

For the nine months ended June 30, 2023, operating costs and expenses were $1,438,313, including cost of revenue of $155,643, general and administrative expenses of $585,962, general and administrative expenses to related party of $264,708 and impairment of prepaid application development fee to related party of $450,000, respectively.

Liquidity and Capital Resources

During the nine months ended June 30, 2024, the Company sold 2,924,200 shares of restricted Common Stock to 77 individuals at a price of $0.50 per share, for total proceeds of $1,462,100. At June 30, 2024, our cash balance was $2,138,243, as compared to $763,591 on September 30, 2023, an increase of $1,374,652. Management estimates that the current funds on hand will be sufficient to continue operations through the next six months.

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

Item 4. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this Report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this Report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2024 due to material weaknesses in our internal control over financial reporting as described below.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management assessed the Company’s internal control over financial reporting as of June 30, 2024, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of June 30, 2024, the Company’s internal controls over financial reporting was not effective.

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

DFP HOLDINGS LIMITED
(Name of Registrant)

Date: August 9, 2024	By:	/s/ Hsu Shou Hung
	Name:	Hsu Shou Hung
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

