Form 10-K
period 2024-09-30
DFP HOLDINGS Ltd
filed 2024-12-23
CIK 1976900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

Commission File No. 000-56681

DFP HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Nevada	32-0672927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1/F, No. 22, Lane 50, Section 3, Nangang Road

Nangang District, Taipei City 115607

Taiwan

(Address of principal executive offices, zip code)

Tel: (886) 2 8772 2001

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of class)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

There is no public trading market for the shares of Common Stock of DFP Holdings Limited. As a result, the aggregate market value of the common units held by non-affiliates of DFP Holdings Limited cannot be determined.

As of December 23, 2024, there were 216,779,700 shares of Common Stock, $0.0001 par value per share, outstanding.

DFP HOLDINGS LIMITED

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024

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

On May 24, 2022, the Company acquired 100% of Tide Holdings Limited, a company incorporated in Seychelles (“TIDE”) from Mr. Hsu for $1.

As of September 30, 2024, Mr. Hsu collectively owns 96,260,000 shares of restricted Common Stock and is a 44.4% shareholder of the Company.

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

The following table provides information about disaggregated revenue based on revenue by service lines:

		Year ended September 30, 2024			Year ended September 30, 2023
Type of learning	Studies or membership	Number of Participants	Revenue		Number of Participants	Revenue
			$	%		$	%
Offline face to face:
	Self-media production (1)	835	$615,387	41.49	595	$239,795	19.72
	Business development (2)	504	632,069	42.61	231	630,234	51.82
	BAS commercial membership (3)(iii)	78	47,288	3.19	32	23,028	1.89
Online:
	Self-media production (1)	223	183,392	12.37	552	318,840	26.22
	Subscribed membership (3)(ii)	306	5,091	0.34	204	4,233	0.35
	Total	1,946	$1,483,227	100.00%	1,614	$1,216,130	100.00%

1.	Self-media production study

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

For the year ended September 30, 2024, the offline face to face self-media production study attracted 835 person-times participating and generated revenue of $615,387, approximately 42% of the total revenue.

For the year ended September 30, 2024, the online self-media production study attracted 223 person-times participating and generated revenue of $183,392 approximately 12% of the total revenue.

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

For the year ended September 30, 2024, the offline face to face business development study attracted 504 person-times participating and generated revenue of $632,069, approximately 43% of the total revenue.

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

For the year ended September 30, 2024, 306 person-times subscribed to be the subscribed members and generated membership fees of $5,091 to the Company.

For the year ended September 30, 2024, 78 person-times joined the BAS commercial membership and generated membership fees of $47,288 to the Company, approximately 3% of the total revenue.

ITEM 1A. RISK FACTORS

Not required by smaller reporting companies. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Our organization prioritizes cybersecurity risk management, with leadership actively assessing and overseeing these risks. Our internal protocols require that significant cybersecurity risks be escalated to executive leadership, as well as to relevant management responsible for preventing, detecting, mitigating, and addressing cybersecurity incidents. These protocols ensure consistent and effective incident response, setting standards for internal notification and escalation. Additionally, they outline guidelines for external notifications, including disclosures to state or federal agencies or affected customers in the event of a cybersecurity incident. This structured framework supports our commitment to strong cybersecurity governance and risk management practices.

As of September 30, 2024, the Company has not identified any cybersecurity threats, including previous incidents, that have materially impacted our business strategy, results of operations, or financial condition. This assertion signifies our diligent efforts in managing and mitigating cybersecurity risks, contributing to the stability and continuity of our operations.

ITEM 2. PROPERTIES

We currently lease two office spaces from an external party. The first office is located at 1F, No. 24, Lane 50, Section 3, Nangang Road, Nangang District, Taipei City, Taiwan, with an area of 353 square feet. The second office, situated nearby, is at 1F, No. 22, Lane 50, Section 3, Nangang Road, Nangang District, Taipei City, and has a total area of 327 square feet.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any threatened or pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have authorized capital stock consisting of 600,000,000 shares of Common Stock, $0.0001 par value per share (“Common Stock”) and 200,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). As of September 30, 2024, 216,779,700 shares of our Common Stock were issued.

On September 8, 2023, we received a notice of effectiveness from SEC. Since the effectiveness, we have received a ticker symbol “DFPH” and our shares of Common Stock have not been quoted on OTC Markets.

ISSUANCE OF SHARES AND HOLDERS

As of September 30, 2024, we had 216,779,700 shares of our Common Stock, par value $0.0001 issued and outstanding. There were 220 beneficial owners of our Common Stock.

Our Chief Executive Officer, Chief Financial Officer and sole director, Mr. Hsu Shou Hung (“Mr. Hsu”), collectively with his exclusively owned company, Terra Wave Holdings Limited (“TERRA”), holds 96,260,000 shares or 44.4% of the outstanding shares of our Common Stock, comprised of his individual ownership of Common Stock of 86,260,000 shares, as well as 10,000,000 shares held by TERRA.

Between November 1, 2023, to March 5, 2024, the Company sold 2,924,200 shares of unrestricted Common Stock to seventy-seven (77) individuals in a private placement at a price of $0.50 per share, for total proceeds of $1,462,100.

As of the date of this filing, we have 216,779,700 shares of Common Stock issued and outstanding and no shares of Preferred Stock are issued and outstanding.

TRANSFER AGENT AND REGISTRAR

As of the date of this filing, we have engaged Vstock Transfer, LLC as our Company transfer agent.

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

RECENT SALES OF UNREGISTERED SECURITIES

Between November 1, 2023, to March 5, 2024, the Company sold 2,924,200 shares of unrestricted Common Stock to seventy-seven (77) individuals in a private placement at a price of $0.50 per share, for total proceeds of $1,462,100.

Set forth below is a listing of the sale of shares of unrestricted Common Stock between November 1, 2023 to March 5, 2024:

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We have not repurchased any shares of our Common Stock during the fiscal year ended September 30, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

DFP Holdings Limited (the “Company” or “we”) was incorporated in the State of Nevada on December 8, 2021, and has a fiscal year end of September 30.

GOING CONCERN

For the year ended September 30, 2024, the Company incurred a net loss of $334,397 and used cash in operations of $235,188. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s September 30, 2024, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this annual report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s revenue consists of revenue from delivering online and in-person media and leadership training courses. Revenue is recognized in the period in which the services are delivered, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company recognizes revenue from subscription services ratably over the subscription period. The Company recognizes deferred revenue at each period end for contracts that have been paid but which the related service has not been performed or delivered. The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

2024:

For the year ended September 30, 2024, we generated revenue of $1,483,227.

For the year ended September 30, 2024, operating expenses were $1,796,758, including instructional costs and services of $538,674, general and administrative expenses of $1,196,102, and general and administrative expenses to related party of $61,982 respectively.

For the year ended September 30, 2024, the Company has incurred a net loss of $334,397.

2023:

For the year ended September 30, 2023, we generated revenue of $1,216,130.

For the year ended September 30, 2023, operating expenses were $1,910,632, including instructional costs and services of $333,409, general and administrative expenses of $765,209, general and administrative expenses to related party of $362,014 and impairment of prepaid application development fee to related party of $450,000, respectively.

For the year ended September 30, 2023, the Company has incurred a net loss of $714,332.

Liquidity and Capital Resources

For the year ended September 30, 2024, the Company incurred a net loss of $334,397 and used cash in operations of $235,188. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s September 30, 2024, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this annual report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Cash Used in Operating Activities

Net cash used in operating activities was $235,188 for the year ended September 30, 2024. The cash used in operating activities was primarily consist of net loss, increase in other current assets deposit, increase in prepaid expenses-related party, increase in deposits, decrease in accounts payable and accrued liabilities, reduction in lease liability contra by depreciation and amortization and increase in deferred revenue.

Net cash used in operating activities was $215,101 for the year ended September 30, 2023. The cash used in operating activities was primarily consist of net loss, increase in other current assets deposit, increase in prepaid expenses-related party contra by depreciation and amortization, increase in impairment of prepaid application development fee-related party, increase in accounts receivable, increase in accounts payable and accrued liabilities and increase in deferred revenue.

Cash Used in Investing Activity

Net cash used in investing activity was $57,426 for the year ended September 30, 2024. The cash used in investing activity solely consist of purchase of property and equipment.

Net cash used in investing activity was $465,399 for the year ended September 30, 2023. The cash used in investing activities was consist of purchase of property and equipment and increase prepaid application development fee-related party.

Cash Provided by (Used in)Financing Activity

Net cash provided by financing activities was $1,460,509 for the year ended September 30, 2024. The cash provided by financing activities primarily consists of proceeds from the sale of common stock.

Net cash used in financing activities was $9,370 for the year ended September 30, 2023. The cash used in financing activity solely consist of repayment to officer.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2024, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2024 due to material weaknesses in our internal control over financial reporting as described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of September 30, 2024, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of September 30, 2024, the Company’s internal controls over financial reporting was not effective.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the year ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information regarding the sole officer and director of the Company is provided below:

NAME	AGE	POSITION
Hsu Shou Hung	56	President, Chief Executive Officer, Chief Financial Officer, Chairman of Board of Directors

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and Chief Financial Officer for the fiscal years ended September 30, 2024, and 2023:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hsu Shou Hung (1) Chief Executive Officer, Chief Financial Officer	2024	45,506	-	-	-	-	-	-	$45,506

Hsu Shou Hung (1) Chief Executive Officer, Chief Financial Officer	2023	18,321	22,500	-	-	-	-	-	$40,821

(1)	On December 8, 2021, Mr. Hsu, a founder of the Company, was appointed as Chief Executive Officer, Chief Financial Officer, and sole director of the Company. The Company have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers and only began to pay Mr. Hsu from September 1, 2022 onwards.

Mr. Hsu has an informal agreement with the Company whereas he was compensated approximately $45,506 (NT$1,454,135) and $40,821 (NT$1,270,000) for his services provided to the Company for the year ended September 30, 2024 and 2023 respectively.

STOCK OPTION GRANTS

We have not granted any stock options to our executive officers since our incorporation.

EMPLOYMENT AGREEMENTS

Save except for an informal agreement with our sole officer and director, Mr. Hsu Shou Hung for the year ended September 30, 2024, we do not have an employment or consulting agreement with any officers or directors.

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

The following table lists, as of September 30, 2024, the number of shares of Common Stock of the Company that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each officer and director of the Company; and (iii) all officers and directors if any as a group.

The percentages below are calculated based on 216,779,700 shares of our Common Stock issued and outstanding as of September 30, 2024. We do not have any outstanding warrant, options, or other securities exercisable for or convertible into shares of our Common Stock.

Name of Beneficial Owner	Number of Common Stock Owned	Percentage of Ownership
Sole Officer and Director
Hsu Shou Hung (1)	96,260,000	44.4%
5% Shareholders
CPN Investment Limited (2)	15,000,000	6.92%
Leader Capital Holdings Corp. (3)	15,000,000	6.92%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On December 8, 2021, Mr. Hsu Shou Hung (“Mr. Hsu”), a founder of the Company, was appointed as Chief Executive and Financial Officer, President, Secretary, Treasurer, and sole director of the Company. Currently, Mr. Hsu is our sole officer and director. As of September 30, 2024, Mr. Hsu collectively owns 96,260,000 shares, or 44.4%, of the Company’s restricted Common Stock.

At September 30, 2024 and 2023, $2,666 and $4,257, respectively, are due to Mr. Hsu for advances to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

Mr. Lin Yi Hsiu (“Jeff Lin”) is Chief Executive Officer and a director of Leader Capital Holdings Corp. (“LCHC”). LCHC owns 15,000,000 shares of the Company’s restricted Common Stock and is a 6.92% shareholder in the Company. In addition, CPN Investment Limited (“CPN”), a company wholly owned by Jeff Lin, owns 15,000,000 shares of the Company’s restricted Common Stock, and is also a 6.92% shareholder of the Company.

LCHC, through its wholly owned subsidiary, LOC Weibo Co., Limited (“LOC”) provides IT and maintenance services to the Company. Leader Financial Asset Management Limited (“LFAML”), another company wholly owned by Jeff Lin, provides consulting and company secretarial services to the Company.

For the year ended September 30, 2024, and 2023, the Company incurred the following fees to LCHC and affiliates:

Paid to:	Description	Year ended September 30, 2024	Year ended September 30, 2023
LCHC	IT services	$30,500	$30,000
LOC	IT services	31,482	32,014
LFAML	Secretarial fees	-	-
LFAML	Consulting fees	-	300,000
	Subtotal	61,982	362,014
LCHC	Prepaid application development fees	-	450,000
	Total	$61,982	$812,014

At September 30, 2024 and 2023, $30,397 and $25,357, respectively, were prepaid expenses to LCHC and affiliates for IT and maintenance expenses.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	Year ended September 30, 2024	Year ended September 30, 2023
Audit fees	$28,500	$27,500
Audit related fees	-	-
Total	$28,500	$27,500

The category of “Audit fees” includes fees for our annual audit, quarterly review fees.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements by Weinberg & Company, P.A. (2024 and 2023) were approved by our Board of Directors.

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

ITEM 16. FORM 10–K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DFP HOLDINGS LIMITED
(Name of Registrant)

Date: December 23, 2024	By:	/s/ Hsu Shou Hung
	Name:	Hsu Shou Hung
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DFP Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DFP Holdings Limited (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended September 30, 2024, the Company incurred a net loss and used cash in operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

December 23, 2024

DFP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND 2023

(Expressed in U.S. Dollars)

	As of September 30, 2024	As of September 30, 2023

ASSETS
Current assets:
Cash and cash equivalents	$1,888,361	$763,591
Restricted cash	47,303	-
Other current assets	26,199	15,095
Prepaid expenses-related party	30,397	25,357
Total current assets	1,992,260	804,043

Non-current assets:
Property and equipment, net	62,051	12,767
Operating lease right-of-use asset	214,063	-
Lease deposits	13,875	-
Total non-current assets	289,989	12,767

TOTAL ASSETS	$2,282,249	$816,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$76,098	$73,325
Deferred revenue	146,483	28,698
Due to officer	2,666	4,257
Operating lease liability – current portion	75,631	-
Total current liabilities	300,878	106,280

Non-current liabilities:
Operating lease liability – non-current portion	138,432	-
Total non-current liabilities	138,432	-

TOTAL LIABILITIES	439,310	106,280

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 216,779,700 and 213,855,500 shares issued and outstanding at September 30, 2024 and 2023, respectively	21,678	21,386
Additional paid in capital	3,610,522	2,148,714
Accumulated other comprehensive loss	(7,855)	(12,561)
Accumulated deficit	(1,781,406)	(1,447,009)

Total stockholders’ equity	1,842,939	710,530

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,282,249	$816,810

See accompanying notes to the consolidated financial statements.

DFP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

(Expressed in U.S. Dollars)

	Year ended September 30, 2024	Year ended September 30, 2023

REVENUES	$1,483,227	$1,216,130

OPERATING COSTS AND EXPENSES:
Instructional costs and services	538,674	333,409
General and administrative expenses	1,196,102	765,209
General and administrative expenses-related party	61,982	362,014
Impairment of prepaid application development fee-related party	-	450,000
Total operating costs and expenses	1,796,758	1,910,632

LOSS FROM OPERATIONS	(313,531)	(694,502)

OTHER INCOME:
Interest income	18,018	8,160

LOSS BEFORE INCOME TAXES	(295,513)	(686,342)
Income tax expense	(38,884)	(27,990)
NET LOSS	(334,397)	(714,332)
Other comprehensive loss
- Foreign currency translation gain (loss)	4,706	(7,946)
COMPREHENSIVE LOSS	$(329,691)	$(722,278)

NET LOSS PER SHARE, basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-basic and diluted	214,920,222	213,855,500

See accompanying notes to the consolidated financial statements.

DFP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

(Expressed in U.S. Dollars)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30, 2022	213,855,500	$21,386	$2,148,714	$(4,615)	$(732,677)	$1,432,808
Foreign currency translation	-	-	-	(7,946)	-	(7,946)
Net loss	-	-	-	-	(714,332)	(714,332)
Balance as of September 30, 2023	213,855,500	21,386	2,148,714	(12,561)	(1,447,009)	710,530
Common stock issued for cash	2,924,200	292	1,461,808	-	-	1,462,100
Foreign currency translation	-	-	-	4,706	-	4,706
Net loss	-	-	-	-	(334,397)	(334,397)
Balance as of September 30, 2024	216,779,700	$21,678	$3,610,522	$(7,855)	$(1,781,406)	$1,842,939

See accompanying notes to the consolidated financial statements.

DFP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

(Expressed in U.S. Dollars)

	Year ended September 30, 2024	Year ended September 30, 2023

Cash flows from operating activities:
Net loss	$(334,397)	$(714,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,670	2,731
Impairment of prepaid application development fee-related party	-	450,000
Changes in operating assets and liabilities:
Accounts receivable	-	18,554
Other current assets	(11,104)	(15,095)
Prepaid expenses-related party	(5,040)	(15,136)
Deposits	(13,875)	-
Decrease in right-of-use asset	18,384	-
Accounts payable and accrued liabilities	2,773	38,803
Deferred revenue	117,785	19,374
Operating lease liability	(18,384)	-
Net cash used in operating activities	(235,188)	(215,101)

Cash flows from investing activities:
Purchase of property and equipment	(57,426)	(15,399)
Prepaid application development fee-related party	-	(450,000)
Net cash used in investing activities	(57,426)	(465,399)

Cash flows from financing activities:
Proceeds from sale of common stock	1,462,100	-
Repay due to officer	(1,591)	(9,370)
Net cash provided by (used in) financing activities	1,460,509	(9,370)

Effect of exchange rate changes in cash and cash equivalents	4,178	(8,045)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,172,073	(697,915)
Cash, cash equivalents, and restricted cash, beginning of year	763,591	1,461,506

Cash, cash equivalents and restricted cash, end of year	$1,935,664	$763,591

Supplemental disclosure of cash flow information:
Income taxes paid	$24,159	$27,990

Noncash investing and financing activities:
Right-of-use asset and lease liability recorded for new leases	$232,589	$-

See accompanying notes to the consolidated financial statements.

DFP HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

(Expressed in U.S. Dollars)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

DFP Holdings Limited, a Nevada corporation (the “Company”), was incorporated in the State of Nevada on December 8, 2021. The Company provides online and offline educational services in Taiwan. The Company has a September 30 fiscal year end.

On March 8, 2022, the Company’s wholly owned subsidiary, DFP Holdings Limited, was formed in Seychelles (“DFP Seychelles”). The Seychelles Company is an intermediate holding company, and operates business through its wholly owned subsidiary, DFP Holdings Limited, a company incorporated in Taiwan (“DFP Taiwan”).

On May 24, 2022, the Company acquired 100% of Tide Holdings Limited, a company incorporated in Seychelles (“TIDE”) from Mr. Hsu Shou Hung, the CEO of the Company, for $1.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the year ended September 30, 2024, the Company recorded a net loss of $334,397 and used cash in operations of $235,188. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Tide Holdings Limited (TIDE), DFP Holdings Limited (Seychelles) (“DFP Seychelles”), and DFP Holdings Limited (Taiwan) (“DFP Taiwan”). Intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue recognition

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue consists of revenue from delivering online and in-person media and leadership training courses. Revenue is recognized in the period in which the services are delivered, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company recognizes revenue from subscription services ratably over the subscription period. The Company recognizes deferred revenue at each period end for contracts that have been paid but which the related service has not been performed or delivered. The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue.

The following table provides information about disaggregated revenue:

	Year ended September 30, 2024	Year ended September 30, 2023
In-person media and leadership training	$1,294,744	$893,057
Online media and leadership training	188,483	323,073
Total revenue	$1,483,227	$1,216,130

Instructional costs and services

Instructional costs and services primarily consists of costs related to commissions, advertising, and rental of instructional facilities directly attributable to courses rendered. The Company has elected to apply the practical expedient to expense commissions as they are incurred, as the amortization period resulting from capitalizing the costs is one year or less.

The following table provides information about instructional costs and services:

	Year ended September 30, 2024	Year ended September 30, 2023
Commissions	$357,136	$144,751
Advertising	93,292	107,278
Rental of instructional facilities	62,984	43,628
Other	25,262	37,752
Total Instructional costs and services	$538,674	$333,409

Cash, cash equivalents, and restricted cash

Cash equivalents include demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities at purchase of three months or less, including money market funds.

	As of September 30,
	2024	2023

Cash and cash equivalents
Denominated in United States Dollars	$1,531,438	$480,406
Denominated in New Taiwan Dollars	356,923	283,185
Cash and cash equivalents	1,888,361	763,591
Restricted cash	47,303	-
Cash, cash equivalents and restricted cash	$1,935,664	$763,591

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of September 30, 2024, substantially all the Company’s cash was held by two major financial institutions located in Taiwan, which management believes is of high credit quality. At September 30, 2024, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

Restricted Cash

Restricted cash represents accounts designated as collateral required by the bank. Since our course fees are usually paid by our customers using credit card transactions, banks are concerned about potential chargebacks from our customers. The Company includes restricted cash along with the cash and cash equivalents balance for presentation in the consolidated statements of cash flows.

Property and equipment

Property and equipment is recorded at cost less accumulated depreciation. Additions, improvements, and major renewals or replacements that substantially extend the useful life of an asset are capitalized. Repairs and maintenance expenditures are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets of four years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining lease term.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At September 30, 2024 and 2023, management determined there were no impairments of the Company’s property and equipment.

Software costs

Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project will be expensed as incurred and certain costs incurred in the project’s application development stage will be capitalized. On an annual basis, or more frequently as conditions indicate, the Company will assess the recovery of the unamortized software development costs by estimating the net undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows are not sufficient to recover the unamortized software cost, such assets will be considered to be impaired. The impairment to be recognized will be measured as the amount by which the carrying amount of the asset exceeds its fair value. During the year ended September 30, 2024, the Company did not recognize any impairment of software costs. However, for the year ended September 30, 2023, the Company recognized an impairment of prepaid application development fees amounting to $450,000.

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

Leases

The Company accounts for its leases in accordance with ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical collateralized borrowing rate based on its understanding of what its credit rating would be.

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

Advertising costs

Advertising costs are expensed as incurred and were $93,292 and $107,278 in 2024 and 2023, respectively.

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

The Company believes the carrying amount reported in the balance sheet for cash, cash equivalents, restricted cash, prepaid expenses, accounts payable and accrued liabilities, deferred revenue and due to officer, approximate their fair values because of the short-term nature of these financial instruments.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the year ended September 30, 2024	As of and for the year ended September 30, 2023
Period-end NT$ : US$1 exchange rate	31.71	32.28
Period-average NT$ : US$1 exchange rate	31.91	31.11

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

At September 30, 2024 and 2023, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

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

Concentrations

For the year ended September 30, 2024 and 2023, no customer accounted for 10% or of the Company’s revenue.

For the year ended September 30, 2024, fees paid to a third-party consultant represented 17% of total operating costs and expenses. During the year ended September 30, 2023, one service provider, a related party, accounted for 42% of the Company’s operating costs and expenses. For the year ended September 30, 2024 and 2023, there were no other vendors accounting for 10% or more of the Company’s operating costs and expenses.

Reclassification

In presenting the Company’s consolidated statement of operations and comprehensive loss for the year ending September 30, 2023, the Company presented $144,751 of commission expense as part of General and administrative expense. In presenting the Company’s consolidated statement of operations and comprehensive loss for the year ending September 30, 2024, the Company has reclassified the $144,751 to Instructional costs and services in the accompanying consolidated statement of operations and comprehensive loss for the year ending September 30, 2023.

Recent accounting pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

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

NOTE 2 – OPERATING LEASES

Prior to July 1, 2024, the Company rented office space under a short term lease with a term of 12 months at a monthly rental of approximately $2,750 (NT$88,000) per month. On July 1, 2024, the Company, through its wholly owned subsidiary DFP Holdings Limited (Taiwan), entered into two new operating leases for the rental of two offices with lease terms of three years each. The aggregate monthly lease payments are approximately $7,000 (NT $220,000) per month, with aggregate commitment of approximately $242,000 (NT$7,731,000). In relation to the two new leases, the Company recognized an operating lease right-of-use asset and related operating lease liability of $232,589 (NT$7,356,000) upon commencement of the new leases.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Years September 30,
	2024	2023
Lease Cost

Operating lease cost	$44,974	$24,492

Other Information
Weighted average remaining lease term – operating leases (in years)	2.75	-
Weighted average discount rate for operating lease	3.26%	-

At September 30, 2023, there was no operating lease right-of-use asset or liability recorded for the short-term lease. At September 30, 2024, the supplemental balance sheet information related to leases is as follows:

Operating lease right-of-use asset for the year ended September 30, 2024 is as follows:

New lease right-of-use asset recognized	$232,589
Less: amortization	(18,384)
Foreign exchange translation	(142)
Right-of-use assets, net as of September 30, 2024	214,063

Operating lease liabilities for the year ended September 30, 2024 is as follows:

New lease liability recognized	$232,589
Add: imputed interest	1,779
Less: principal repayment	(20,163)
Foreign exchange translation	(142)
Lease liability at September 30, 2024	$214,063

Lease liability current portion	$75,631
Lease liability non-current portion	138,432
Total operating lease liability	$214,063

Maturities of the Company’s lease liabilities are as follows:

Year ending September 30:

2025	$81,625
2026	81,625
2027	61,219
Total lease payments	224,469
Less: Imputed interest	(10,406)
Present value of operating lease liabilities	$214,063

NOTE 3 - STOCKHOLDERS’ EQUITY

As of September 30, 2024 the Company has 600,000,000 shares of commons stock authorized and 216,779,700 shares of common stock issued and outstanding, respectively.

During the year ended September 30, 2024, the Company issued an aggregated of 2,924,200 shares of its Common Stock at $0.50 per share for aggregate gross proceeds of $1,462,100.

For the period from December 8, 2021 (Inception) to September 30, 2022, the Company issued 213,855,500 shares of restricted Common Stock to 150 shareholders at prices ranging from $0.0001 to $0.25 per share, for total proceeds of $2,170,100.

NOTE 4 - INCOME TAXES

The Company recorded and paid income tax expense of $38,884 and $27,990 for the year ended September 30, 2024 and 2023 respectively.

Provision for income taxes consisted of the following:

	Year ended September 30, 2024	Year ended September 30, 2023

Current:
U.S.	$-	$-
Taiwan	38,884	27,990
Subtotal	38,884	27,990
Deferred:	-	-
	$38,884	$27,990

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Year ended September 30, 2024	Year ended September 30, 2023

Loss before income taxes	$(295,513)	$(686,342)
United States of America statutory income tax rate	21%	21%
Income tax (benefit) expense computed at statutory corporate income tax rate	(62,058)	(144,132)
Effect of different tax jurisdictions	(3,232)	6,864
Change in valuation allowance	104,174	165,258
Provision for income taxes	$38,884	$27,990

The Company’s wholly owned subsidiary in Taiwan, DFP Holdings Limited (Taiwan) (the “Taiwan Company”), is governed by the income tax law of Taiwan and is subject to a tax rate of 20%.

Significant components of the aggregate deferred tax assets consisted of the following:

	As of September 30,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$311,569	$297,994
Gross deferred tax assets	311,569	297,994
Less: valuation allowance	(311,569)	(297,994)
Net deferred tax assets	$-	$-

The provisions of ASC Topic 740, “Accounting for Income Taxes”, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of September 30, 2024 and 2023, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

As of September 30, 2024 and 2023, no liability for unrecognized tax benefits was required to be recorded or disclosed.

NOTE 5 - RELATED PARTY TRANSACTIONS

On December 8, 2021, Mr. Hsu Shou Hung (“Mr. Hsu”), a founder of the Company, was appointed as Chief Executive and Financial Officer, President, Secretary, Treasurer, and sole director of the Company. Currently, Mr. Hsu is our sole officer and director. As of September 30, 2024, Mr. Hsu collectively owns 96,260,000 shares, or 44.4%, of the Company’s restricted Common Stock.

At September 30, 2024 and 2023, $2,666 and $4,257, respectively, are due to Mr. Hsu for advances to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

Mr. Lin Yi Hsiu (“Jeff Lin”) is Chief Executive Officer and a director of Leader Capital Holdings Corp. (“LCHC”). LCHC owns 15,000,000 shares of the Company’s restricted Common Stock and is a 6.92% shareholder in the Company. In addition, CPN Investment Limited (“CPN”), a company wholly owned by Jeff Lin, owns 15,000,000 shares of the Company’s restricted Common Stock, and is also a 6.92% shareholder of the Company.

LCHC, through its wholly owned subsidiary, LOC Weibo Co., Limited (“LOC”) provides IT and maintenance services to the Company. Leader Financial Asset Management Limited (“LFAML”), another company wholly owned by Jeff Lin, provides consulting and company secretarial services to the Company.

For the year ended September 30, 2024, and 2023, the Company incurred the following fees to LCHC and affiliates:

Paid to:	Description	Year ended September 30, 2024	Year ended September 30, 2023
LCHC	IT services	$30,500	$30,000
LOC	IT services	31,482	32,014
LFAML	Consulting fees	-	300,000
	Subtotal	61,982	362,014
LCHC	Prepaid application development fees	-	450,000
	Total	$61,982	$812,014

At September 30, 2024 and 2023, $30,397 and $25,357, respectively, were prepaid expenses to LCHC and affiliates for IT and maintenance expenses.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In August, 2024, the Company signed a contract with a third-party consultant and agreed to pay a total of $1.2 million for certain advisory services associated with the Company’s planned Initial Public Offering, and other consulting services. For the year ended September 30, 2024, $300,000 of these fees were included in general and administrative expenses on the accompanying financial statements.

NOTE 7 - SUBSEQUENT EVENT

On November 18, 2024, the Company entered into a sale and purchase agreement with DFP Leadership Academy Sdn Bhd, a Malaysia private limited company owned by Mr. Hsu Shou Hung, the Company’s sole officer and director (the “Seller”). The Company agreed to purchase DFP Leadership Academy Sdn Bhd for approximately $2,500 (MYR 10,000). As the Seller is an officer and director of the Company, the acquisition of DFP Leadership Academy Sdn Bhd is a related party transaction that will be accounted for at book value similar to a transaction among entities under common control.

