Form 10-Q
period 2024-12-31
DFP HOLDINGS Ltd
filed 2025-02-14
CIK 1976900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 14, 2025, there were 216,779,700 shares of Common Stock, $0.0001 par value per share, outstanding.

DFP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2024

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 (UNAUDITED) AND SEPTEMBER 30, 2024

(Expressed in U.S. Dollars)

	As of December 31, 2024	As of September 30, 2024

ASSETS
Current assets:
Cash and cash equivalents	$1,933,410	$1,888,361
Restricted cash	45,811	47,303
Inventories	5,747	-
Prepaid expenses and other current assets	27,308	26,199
Prepaid expenses-related party	11,965	30,397
Total current assets	2,024,241	1,992,260

Non-current assets:
Property and equipment, net	78,433	62,051
Operating lease right-of-use asset	189,225	214,063
Lease deposits	13,438	13,875
Total non-current assets	281,096	289,989

TOTAL ASSETS	$2,305,337	$2,282,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$92,752	$76,098
Deferred revenue	111,444	146,483
Due to officer	5,443	2,666
Income tax payable	45,802	-
Operating lease liability – current portion	73,845	75,631
Total current liabilities	329,286	300,878

Non-current liabilities:
Operating lease liability – non-current portion	115,380	138,432
Total non-current liabilities	115,380	138,432

TOTAL LIABILITIES	444,666	439,310

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 216,779,700 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively	21,678	21,678
Additional paid in capital	3,610,522	3,610,522
Accumulated other comprehensive loss	(19,873)	(7,855)
Accumulated deficit	(1,751,656)	(1,781,406)

Total stockholders’ equity	1,860,671	1,842,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,305,337	$2,282,249

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended December 31,
	2024	2023

Revenues	$442,777	$279,022

OPERATING COSTS AND EXPENSES:
Cost of revenues	122,932	118,451
General and administrative expenses	238,007	169,725
General and administrative expenses-related party	17,613	15,401
Total operating costs and expenses	378,552	303,577

INCOME (LOSS) FROM OPERATIONS	64,225	(24,555)

OTHER INCOME:
Interest income	11,821	5,181

NET INCOME (LOSS) BEFORE INCOME TAXES	76,046	(19,374)
Income taxes	(46,296)	-
NET INCOME (LOSS)	29,750	(19,374)
Other comprehensive (loss) income:
-Foreign currency translation (loss) gain	(12,018)	12,043
COMPREHENSIVE INCOME (LOSS)	$17,732	$(7,331)

NET INCOME (LOSS) PER SHARE-basic and diluted	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING-basic and diluted	216,779,770	214,350,095

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Expressed in U.S. Dollars)

Three months ended December 31, 2024 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30,2024	216,779,700	$21,678	$3,610,522	$(7,855)	$(1,781,406)	$1,842,939
Foreign currency translation	-	-	-	(12,018)	-	(12,018)
Net income	-	-	-	-	29,750	29,750
Balance as of December 31, 2024 (Unaudited)	216,779,700	$21,678	$3,610,522	$(19,873)	$(1,751,656)	$1,860,671

Three months ended December 31, 2023 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30,2023	213,855,500	$21,386	$2,148,714	$(12,561)	$(1,447,009)	$710,530
Common Stock issued for cash	1,437,400	143	718,557	-	-	718,700
Foreign currency translation	-	-	-	12,043	-	12,043
Net loss	-	-	-	-	(19,374)	(19,374)
Balance as of December 31, 2023 (Unaudited)	213,855,500	$21,529	$2,867,271	$(518)	$(1,466,383)	$1,421,899

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended December 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$29,750	$(19,374)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,984	986
Changes in operating assets and liabilities:		-
Inventories	(5,747)	-
Prepaid expenses and other current assets	(1,109)	(6,790)
Prepaid expenses-related party	18,432	14,952
Decrease in right-of-use asset	24,838
Accounts payable and accrued liabilities	16,654	13,475
Deferred revenue	(35,039)	3,259
Operating lease liability	(24,838)	-
Income tax payable	45,802	-
Net cash provided by operating activities	73,727	6,508

Cash flows from investing activities:
Purchase of property and equipment	(23,684)	-
Net cash used in investing activities	(23,684)	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	718,700
Advances from (repayment to) officer	2,777	(2,558)
Net cash provided by financing activities	2,777	716,142

Effect of exchange rate changes in cash and cash equivalents	(9,263)	11,419
Net increase in cash, cash equivalents, and restricted cash	43,557	734,069
Cash, cash equivalents, and restricted cash, beginning of year	1,935,664	763,591

Cash, cash equivalents and restricted cash, end of year	$1,979,221	$1,497,660

Supplemental disclosure of cash flow information:
Income taxes paid	$23,831	$-

Noncash investing and financing activities:
Right-of-use asset and lease liability recorded for new leases	$-	$-

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

DFP Holdings Limited, a Nevada corporation (the “Company”), was incorporated in the State of Nevada on December 8, 2021. The Company provides online and offline educational services in Taiwan. The Company has a September 30 fiscal year end.

On March 8, 2022, the Company’s wholly owned subsidiary, DFP Holdings Limited, was formed in Seychelles (“DFP Seychelles”). DFP Seychelles is an intermediate holding company, and operates business through its wholly owned subsidiary, DFP Holdings Limited, a company incorporated in Taiwan (“DFP Taiwan”).

On May 24, 2022, the Company acquired 100% of Tide Holdings Limited (“TIDE”), a company incorporated in Seychelles from Mr. Hsu Shou Hung, the CEO of the Company, for $1.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,751,656 as of December 31, 2024. To date, the operations have been primarily financed through the issuance of common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Tide Holdings Limited (TIDE), DFP Holdings Limited (“DFP Seychelles”), and DFP Holdings Limited (Taiwan) (“DFP Taiwan”). Intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s revenue primarily consists of revenue from delivering online and in-person media and leadership training courses. Revenue is recognized in the period in which the services are delivered, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company also recognizes revenue from subscription services for media and leadership training ratably over the subscription period. The Company recognizes deferred revenue at each period end for contracts that have been paid but which the related service has not been performed or delivered. The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue.

The Company also generates revenue from a monthly subscription service, which provides customers in Taiwan with an account that enables access and connectivity to the Malaysian TikTok platform. Subscribers pay a recurring monthly fee for continued access to the service. The Company recognizes revenue from subscription services ratably over the subscription period. Subscription contracts automatically renew each month unless the subscriber provides advance notice of cancellation for the following period.

Beginning in the current fiscal quarter ended December 31, 2024, the Company began recording sales of products though the Company’s mobile application. Revenue and costs of sales are recognized when control of the products transfers to the Company’s customer, which generally occurs upon shipment of the purchased products.

The following table provides information about disaggregated revenue:

	As of and for the three months ended December 31,
	2024	2023
Media and leadership training revenues	$438,711	$279,022
Subscription revenues	3,763	-
Products sale revenues	303	-
Total revenue	$442,777	$279,022

Cost of revenue

Cost of service revenue primarily consists of commissions, advertising and promotion fee, facility rentals directly attributable to the courses rendered, and cost of products.

	As of and for the three months ended December 31,
	2024	2023
Commissions	$94,796	$69,411
Advertising	7,493	30,208
Rental of instructional facilities	14,905	13,834
Other	5,738	4,998
Total cost of revenue	$122,932	$118,451

Cash, cash equivalents and restricted cash

Cash equivalents include demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities at purchase of three months or less, including money market funds.

	As of December 31, 2024	As of September 30, 2024

Cash and cash equivalents
Denominated in United States Dollars	$1,503,291	$1,531,438
Denominated in New Taiwan Dollars	430,119	356,923
Cash and cash equivalents	1,933,410	1,888,361
Restricted cash	45,811	47,303
Cash, cash equivalents and restricted cash	$1,979,221	$1,935,664

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of December 31, 2024, substantially all the Company’s cash was held by two major financial institutions located in Taiwan, which management believes is of high credit quality. At December 31, 2024, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

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

Inventories

During the current fiscal quarter ended December 31, 2024, the Company began purchasing finished goods merchandise for sale and has recorded that merchandise as inventory. The inventory is stated at the lower of cost or net realizable value. For the three months ended December 31, 2024, there were no write-downs of inventory.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended December 31,
	2024	2023
Period-end NT$ : US$1 exchange rate	32.74	30.71
Period-average NT$ : US$1 exchange rate	32.39	31.51

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

At December 31, 2024 the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the three months ended December 31, 2024 and 2023, no customer accounted for 10% or more of the Company’s revenue.

For the three months ended December 31, 2024, no service provider accounted for 10% or more of the Company’s operating costs and expenses, while for the three months ended December 31, 2023, no service provider accounted for 10% or more of the Company’s operating costs and expenses

Segments

Our Chief Executive Officer (“CEO”) is our chief operating decision maker (“CODM”). Our CEO evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, we have determined that we operate as a single reportable segment composed of the consolidated financial results of DFP Holdings, Limited.

Our CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include salaries and related, commissions, and operating expenses (see Note 5).

Reclassification

In presenting the Company’s consolidated statement of operations and comprehensive income (loss) for the three months ending December 31, 2023, the Company presented $69,411 of commission expense as part of General and administrative expense. In presenting the Company’s consolidated statement of operations and comprehensive loss for the three months ending December 31, 2024, the Company has reclassified the $69,411 to Cost of revenues in the accompanying consolidated statement of operations and comprehensive loss for the three months ending December 31, 2023.

Recent accounting pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which includes amendments that require disclosure in the notes to financial statements of specified information about certain costs and expenses, including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. The amendments are effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is in the process of evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, requiring other new disclosures, and requiring enhanced interim disclosures. ASU 2023-07 requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The Company adopted ASU 2023-07 on October 1, 2024, for the 2025 annual and interim periods on a retrospective basis. This ASU results in the Company including the additional required disclosures. Refer to Note 5 for more information.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

NOTE 2 – OPERATING LEASES

Prior to July 1, 2024, the Company rented office space under a short-term lease with a term of 12 months at a monthly rental of approximately $2,750 (NT$88,000) per month. On July 1, 2024, the Company, through its wholly owned subsidiary DFP Holdings Limited (Taiwan), entered into two new operating leases for the rental of two offices with lease terms of three years each. The aggregate monthly lease payments are approximately $7,000 (NT $220,000) per month, with aggregate commitment of approximately $242,000 (NT$7,731,000). In relation to the two new leases, the Company recognized an operating lease right-of-use asset and related operating lease liability of $232,589 (NT$7,356,000) upon commencement of the new leases.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	For the three months ended December 31,
	2024	2023
Lease Cost

Operating lease cost	$20,163	$-

Other Information
Weighted average remaining lease term – operating leases (in years)	2.5	-
Weighted average discount rate for operating lease	3.26%	-

At December 31, 2023, there was no operating lease right-of-use asset or liability recorded for the short-term lease.

At December 31, 2024, the supplemental balance sheet information related to leases is as follows:

Operating lease right-of-use asset for the year ended September 30, 2024 is as follows:

Right-of-use assets, net as of September 30, 2024	$214,063
Less: amortization	(18,284)
Foreign exchange translation	(6,554)
Right-of-use assets, net as of December 31, 2024	189,225

Operating lease liabilities for the year ended December 31, 2024 is as follows:

Lease liability at September 30, 2024	$214,063
Add: imputed interest	1,605
Less: principal repayment	(19,889)
Foreign exchange translation	(6,554)
Lease liability at December 31, 2024	$189,225

Lease liability current portion	$73,845
Lease liability non-current portion	115,380
Total operating lease liability	$189,225

Maturities of the Company’s lease liabilities are as follows:

Year ending September 30:

2025	$59,031
2026	78,708
2027	59,031
Total lease payments	196,770
Less: Imputed interest	(7,545)
Present value of operating lease liabilities	$189,225

NOTE 3 - STOCKHOLDERS’ EQUITY

As of December 31, 2024 the Company has 600,000,000 shares of commons stock authorized and 216,779,700 shares of common stock issued and outstanding, respectively.

During the three months ended December 31, 2024, the Company did not issue any shares of common stock. During the three months ended December 31, 2023, the Company issued 1,437,400 shares of common stock for total proceeds of $718,700.

NOTE 4 - RELATED PARTY TRANSACTIONS

Mr. Hsu Shou Hung (“Mr. Hsu”), a founder of the Company, is currently the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and sole director. As of December 31, 2024, Mr. Hsu collectively owns 96,260,000 shares, or 44.40%, of the Company’s restricted Common Stock.

At December 31, 2024 and September 30, 2024, $5,443 and $2,666, respectively, are due to Mr. Hsu for advances to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

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

For the three months ended December 31, 2024 and 2023, the Company incurred the following fees to Leader:

		For the three months ended December 31,
Paid to:	Description	2024	2023
LCHC	IT services	$17,613	$7,500
LOC	IT services	-	7,901
	Total	$17,613	$15,401

NOTE 5 - SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”) has been identified as the Company’s Chief Executive Officer (“CEO”). The Company’s CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it has a single operating segment composed of the consolidated financial results of DFP Holdings, Limited. All of our revenue is derived from one country which is in Taiwan.

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services, income taxes, and other administrative expenses:

	As of and for the three months ended December 31,
	2024	2023
Revenue	$442,777	$279,022

Less:
Salaries and related	115,100	106,773
Commissions	94,796	69,411
Operating expenses	214,952	127,393
Interest income	(11,821)	(5,181)
Net income (loss)	$29,750	$(19,374)

NOTE 6 - SUBSEQUENT EVENT

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

GOING CONCERN

The Company has an accumulated deficit of $1,751,656 as of December 31, 2024. To date, the operations have been primarily financed through the issuance of common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this Quarterly Report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

2024:

For the three months ended December 31, 2024, we generated revenue of $442,777.

For the three months ended December 31, 2024, operating costs and expenses were $378,552, including cost of revenue of $122,932, general and administrative expenses of $238,007, and general and administrative expenses to related party of $17,613, respectively.

2023:

For the three months ended December 31, 2023, we generated revenue of $279,022.

For the three months ended December 31, 2023, operating expenses were $303,577, including cost of revenue of $118,451, general and administrative expenses of $169,725, and general and administrative expenses to related party of $15,401, respectively.

Liquidity and Capital Resources

The Company has an accumulated deficit of $1,751,656 as of December 31, 2024. To date, the operations have been primarily financed through the issuance of common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this Report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this Report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2024 due to material weaknesses in our internal control over financial reporting as described below.

Material Weaknesses

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design and disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to the their cost.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

DFP HOLDINGS LIMITED
(Name of Registrant)

Date: February 14, 2025	By:	/s/ Hsu Shou Hung
	Name:	Hsu Shou Hung
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

