Form 10-Q
period 2025-03-31
DFP HOLDINGS Ltd
filed 2025-05-14
CIK 1976900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, there were 216,779,700 shares of Common Stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 (UNAUDITED) AND SEPTEMBER 30, 2024

(Expressed in U.S. Dollars)

	As of March 31, 2025	As of September 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,840,342	$1,888,361
Restricted cash	45,093	47,303
Inventories	5,878	-
Prepaid expenses and other current assets	36,913	26,199
Prepaid expenses-related party	28,979	30,397
Total current assets	1,957,205	1,992,260

Non-current assets:
Property and equipment, net	71,395	62,051
Operating lease right-of-use asset	168,307	214,063
Lease deposits	13,227	13,875
TOTAL ASSETS	$2,210,134	$2,282,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$85,754	$76,098
Deferred revenue	98,250	146,483
Due to officer	5,439	2,666
Income tax payable	45,084	-
Operating lease liability – current portion	73,282	75,631
Total current liabilities	307,809	300,878

Non-current liabilities:
Operating lease liability – non-current portion	95,025	138,432
TOTAL LIABILITIES	402,834	439,310

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 216,779,700 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	21,678	21,678
Additional paid in capital	3,610,522	3,610,522
Accumulated other comprehensive loss	(23,988)	(7,855)
Accumulated deficit	(1,800,912)	(1,781,406)

Total stockholders’ equity	1,807,300	1,842,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,210,134	$2,282,249

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
REVENUES	$247,705	$250,653	$690,482	$529,675

OPERATING COSTS AND EXPENSES:
Cost of revenues	90,463	100,917	213,395	219,368
General and administrative expense	185,002	214,971	423,009	384,696
General and administrative expense-related party	22,099	15,379	39,712	30,780
Total operating costs and expenses	297,564	331,267	676,116	634,844

INCOME (LOSS) FROM OPERATIONS	(49,859)	(80,614)	14,366	(105,169)

OTHER INCOME:
Interest income	169	-	11,990	5,181

INCOME (LOSS) BEFORE TAXES	(49,690)	(80,614)	26,356	(99,988)
(Provision) benefit for income taxes	434	-	(45,862)	-
NET LOSS	(49,256)	(80,614)	(19,506)	(99,988)
Other comprehensive loss:
-Foreign currency translation loss	(4,115)	(9,015)	(16,133)	3,028
COMPREHENSIVE LOSS	$(53,371)	$(89,629)	$(35,639)	$(96,960)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING	216,779,700	215,951,344	216,779,700	215,184,377

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30,2024	216,779,700	$21,678	$3,610,522	$(7,855)	$(1,781,406)	$1,842,939
Foreign currency translation	-	-	-	(12,018)	-	(12,018)
Net income	-	-	-	-	29,750	29,750
Balance as of December 31, 2024 (Unaudited)	216,779,700	21,678	3,610,522	(19,873)	(1,751,656)	1,860,671
Foreign currency translation	-	-	-	(4,115)	-	(4,115)
Net loss	-	-	-	-	(49,256)	(49,256)
Balance as of March 31, 2025 (Unaudited)	216,779,700	$21,678	$3,610,522	$(23,988)	$(1,800,912)	$1,807,300

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30,2023	213,855,500	$21,386	$2,148,714	$(12,561)	$(1,447,009)	$710,530
Common Stock issued for cash	1,437,400	143	718,557	-	-	718,700
Foreign currency translation	-	-	-	12,043	-	12,043
Net loss	-	-	-	-	(19,374)	(19,374)
Balance as of December 31, 2023 (Unaudited)	215,292,900	21,529	2,867,271	(518)	(1,466,383)	1,421,899
Common Stock issued for cash	1,486,800	149	743,251	-	-	743,400
Foreign currency translation	-	-	-	(9,015)	-	(9,015)
Net loss	-	-	-	-	(80,614)	(80,614)
Balance as of March 31, 2024 (Unaudited)	216,779,700	21,678	$3,610,522	$(9,533)	$(1,546,997)	$2,075,670

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Six months ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(19,506)	$(99,988)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,846	2,028
Changes in operating assets and liabilities:
Inventories	(5,878)	-
Prepaid expenses and other current assets	(10,714)	(11,894)
Prepaid expenses-related party	1,418	(116)
Decrease in right-of-use asset	45,756	-
Accounts payable and accrued liabilities	9,656	(4,664)
Deferred revenue	(48,233)	16,810
Income tax payable	45,084	-
Operating lease liability	(45,756)	-
Net cash provided by operating activities	(17,327)	(97,824)

Cash flows from investing activities:
Purchase of property and equipment	(23,528)	(2,814)
Net cash used in investing activities	(23,528)	(2,814)

Cash flows from financing activities:
Proceeds from sale of common stock	-	1,462,100
Advances from (repayment to) officer	2,773	(2,568)
Net cash provided by financing activities	2,773	1,459,532

Effect of exchange rate changes in cash and cash equivalents	(12,147)	2,887
Net increase in cash, cash equivalents, and restricted cash	(50,229)	1,361,781
Cash, cash equivalents, and restricted cash, beginning of year	1,935,664	763,591

Cash, cash equivalents and restricted cash, end of year	$1,885,435	$2,125,372

Supplemental disclosure of cash flow information:
Income taxes paid	$23,608	$-

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025 AND 2024

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,800,912 as of March 31, 2025. To date, the operations have been primarily financed through the issuance of common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Revenue recognition

The following table provides information about disaggregated revenue:

	As of and for the six months ended March 31,
	2025	2024
Media and leadership training revenues	$672,082	$529,675
Subscription revenues	14,694	-
Products sale, consultancy, and advertising revenues	3,706	-
Total revenue	$690,482	$529,675

The Company’s revenue primarily consists of revenue from delivering online and in-person media and leadership training courses. Revenue is recognized in the period in which the services are delivered, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company recognizes deferred revenue at each period end for contracts that have been paid but which the related service has not been performed or delivered. The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. The Company also recognizes revenue from subscription services for media and leadership training, and for subscriptions that allow access to the Malaysian TikTok platform, ratably over the subscription periods.

The Company also generates revenue from a monthly subscription service and recognizes revenue from subscription services ratably over the subscription period. The Company also generates revenue from sales of products, consultancy and advertising revenues.

Cost of revenue

Cost of service revenue primarily consists of commissions, advertising and promotion fee, facility rentals directly attributable to the courses rendered, and cost of products.

	As of and for the six months ended March 31,
	2025	2024
Commissions	$168,934	$150,188
Advertising	13,482	38,589
Rental of instructional facilities	18,677	17,522
Other	12,302	13,069
Total cost of revenue	$213,395	$219,368

Cash, cash equivalents and restricted cash

Cash equivalents include demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities at purchase of three months or less, including money market funds.

	As of March 31, 2025	As of September 30, 2024

Cash and cash equivalents
Denominated in United States Dollars	$1,485,271	$1,531,438
Denominated in New Taiwan Dollars	355,071	356,923
Cash and cash equivalents	1,840,342	1,888,361
Restricted cash	45,093	47,303
Cash, cash equivalents and restricted cash	$1,885,435	$1,935,664

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of March 31, 2025, substantially all the Company’s cash was held by two major financial institutions located in Taiwan, which management believes is of high credit quality. At March 31, 2025, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

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

Inventories

The Company purchasing finished goods merchandise for sale and has recorded that merchandise as inventory. The inventory is stated at the lower of cost or net realizable value. For the six months ended March 31, 2025, there were no write-downs of inventory.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended March 31,
	2025	2024
Period-end NT$ : US$1 exchange rate	33.26	31.99
Period-average NT$ : US$1 exchange rate	32.70	31.56

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

At March 31, 2025 the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the three and six months ended March 31, 2025 and 2024, no customer accounted for 10% or more of the Company’s revenue.

For the three and six months ended March 31, 2025 and 2024, no service provider accounted for 10% or more of the Company’s operating costs and expenses.

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

Reclassifications

In presenting the Company’s consolidated statement of operations and comprehensive income (loss) for the six months ending March 31, 2024, the Company presented $150,188 of commission expense as part of General and administrative expense. In presenting the Company’s consolidated statement of operations and comprehensive loss for the six months ending March 31, 2025, the Company has reclassified the $150,188 to Cost of revenues in the accompanying consolidated statement of operations and comprehensive loss for the six months ending March 31, 2024.

In presenting the Company’s consolidated statement of operations and comprehensive income (loss) for the three months ending March 31, 2024, the Company presented $80,777 of commission expense as part of General and administrative expense. In presenting the Company’s consolidated statement of operations and comprehensive loss for the three months ending March 31, 2025, the Company has reclassified the $80,777 to Cost of revenues in the accompanying consolidated statement of operations and comprehensive loss for the three months ending March 31, 2024.

Other business risks

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	For the six months ended March 31,
	2025	2024
Lease Cost

Operating lease cost	$39,406	$-

Other Information
Weighted average remaining lease term – operating leases (in years)	2.25	-
Weighted average discount rate for operating lease	3.26%	-

At March 31, 2024, there was no operating lease right-of-use asset or liability recorded for the short-term lease.

At March 31, 2025, the supplemental balance sheet information related to leases is as follows:

Operating lease right-of-use asset as of March 31, 2025 is as follows:

Right-of-use assets, net as of September 30, 2024	$214,063
Less: amortization	(36,372)
Foreign exchange translation	(9,384)
Right-of-use assets, net as of March 31, 2025	$168,307

Operating lease liabilities as of March 31, 2025 is as follows:

Lease liability at September 30, 2024	$214,063
Add: imputed interest	3,034
Less: principal repayment	(39,406)
Foreign exchange translation	(9,384)
Lease liability at March 31, 2025	$168,307

Lease liability current portion	$73,282
Lease liability non-current portion	95,025
Total operating lease liability	$168,307

Maturities of the Company’s lease liabilities are as follows:

2025	$77,474
2026	77,474
2027	19,368
Total lease payments	174,316
Less: Imputed interest	(6,009)
Present value of operating lease liabilities	$168,307

NOTE 3 - STOCKHOLDERS’ EQUITY

As of March 31, 2025 the Company has 600,000,000 shares of commons stock authorized and 216,779,700 shares of common stock issued and outstanding, respectively.

During the six months ended March 31, 2025, the Company did not issue any shares of common stock. During the six months ended March 31, 2024, the Company issued 2,924,200 shares of common stock for total proceeds of $1,462,100.

NOTE 4 - RELATED PARTY TRANSACTIONS

Mr. Hsu Shou Hung (“Mr. Hsu”), a founder of the Company, is currently the Company’s CEO and CFO, sole director, and largest shareholder. As of March 31, 2024, Mr. Hsu collectively owns 96,260,000 shares, or 44.40%, of the Company’s restricted Common Stock.

At March 31, 2025 and September 30, 2024, $5,439 and $2,666, respectively, are due to Mr. Hsu for advances to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

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

For the six months ended March 31, 2025 and 2024, the Company incurred the following fees to Leader:

		For the six months ended March 31,
Paid to:	Description	2025	2024
LCHC	IT services	$18,000	$15,000
LOC	IT services	21,712	15,780
	Total	$39,712	$30,780

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

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services, income taxes, and other administrative expenses:

	As of and for the six months ended March 31,
	2025	2024
Revenue	$690,482	$529,675

Less:
Salaries and related	211,207	232,551
Commissions	168,934	150,188
Operating expenses	341,837	252,105
Interest income	(11,990)	(5,181)
Net loss	$(19,506)	$(99,988)

NOTE 6 - SUBSEQUENT EVENTS

On April 10, 2025, the Company jointly established a Singapore private company named Digital Frontier Platforms Pte Ltd, (“DFPPL”) together with SoftBank China (SG) Pte Ltd., a Singapore private company, and Mr. Hsu Shou Hung, the Company’s CEO and CFO, and largest shareholder. The Company purchased 1,050,000 shares of DFPPL for total consideration of $1,050,000, which represents 35% of DFPPL’s ownership interests. The balance of DFPPL’s ownership interests are owned 35% by SoftBank China (SG) Pte Ltd., and 30% by Mr. Hsu Shou Hung. DFPPL is being established to pursue opportunities in the digital economy initially concentrating on the education sector. As of the date of the filing of the Company’s March 31, 2025 10-Q, the Company had not made their contributions to Digital Frontier Platforms Pte Ltd. for the purchase of shares.

On February 25, 2025, the Company entered into a Sale and Purchase Agreement to acquire Huang Tian Limited, a Taiwan private company wholly owned by Mr. Hsu Shou Hung, the Company’s CEO and CFO, and largest shareholder. Pursuant to the agreement, the Company agreed to acquire 100% of the issued and outstanding equity interests of Huang Tian Limited for a purchase price of approximately $9,020 (NT$ 300,000). The acquisition was completed on April 15, 2025, following approval by the relevant authorities.

Other than the events described above, the Company did not identify any material subsequent events that occurred after the balance sheet date and through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

DFP Holdings Limited (the “Company” or “we”) was incorporated in the State of Nevada on December 8, 2021, and has a fiscal year end of September 30.

GOING CONCERN

The Company has an accumulated deficit of $1,800,912 as of March 31, 2025. To date, the operations have been primarily financed through the issuance of common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this Quarterly Report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

2025:

For the three and six months ended March 31, 2025, we generated revenue of $247,705 and $690,482 respectively.

For the three months ended March 31, 2025, operating costs and expenses were $297,564, including cost of revenue of $90,463, general and administrative expenses of $185,002 and general and administrative expenses to related party of $22,099, respectively.

For the six months ended March 31, 2025, operating costs and expenses were $676,116, including cost of revenue of $213,395, general and administrative expenses of $423,009 and general and administrative expenses to related party of $39,712, respectively.

2024:

For the three and six months ended March 31, 2024, we generated revenue of $250,653 and $529,675 respectively.

For the three months ended March 31, 2024, operating expenses were $331,267, including cost of revenue of $100,917, general and administrative expenses of $214,971 and general and administrative expenses to related party of $15,379, respectively.

For the six months ended March 31, 2024, operating expenses were $634,844, including cost of revenue of $219,368, general and administrative expenses of $384,696 and general and administrative expenses to related party of $30,780, respectively.

Liquidity and Capital Resources

The Company has an accumulated deficit of $1,800,912 as of March 31, 2025. To date, the operations have been primarily financed through the issuance of common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this Report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this Report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2025 due to material weaknesses in our internal control over financial reporting as described below.

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

Inherent Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design and disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to their cost.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

DFP HOLDINGS LIMITED
(Name of Registrant)

Date: May 14, 2025	By:	/s/ Hsu Shou Hung
	Name:	Hsu Shou Hung
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

