Form 10-Q
period 2025-06-30
DFP HOLDINGS Ltd
filed 2025-08-14
CIK 1976900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 216,779,700 shares of Common Stock, $0.0001 par value per share, outstanding.

DFP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2025

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 (UNAUDITED) AND SEPTEMBER 30, 2024

(Expressed in U.S. Dollars)

	As of June 30, 2025	As of September 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,366,474	$1,888,361
Restricted cash	51,374	47,303
Inventories	6,697	-
Prepaid and other current assets	41,716	26,199
Deposit-related party	100,000	-
Prepaid expenses-related party	12,370	30,397
Total current assets	1,578,631	1,992,260

Non-current assets:
Property and equipment, net	78,518	62,051
Operating lease right-of-use asset	171,133	214,063
Lease deposits	15,070	13,875
TOTAL ASSETS	$1,843,352	$2,282,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$61,742	$76,098
Deferred revenue	80,527	146,483
Due to officer	7,130	2,666
Operating lease liability – current portion	84,173	75,631
Total current liabilities	233,572	300,878

Non-current liabilities:
Operating lease liability – non-current portion	86,960	138,432
TOTAL LIABILITIES	320,532	439,310

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 216,779,700 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	21,678	21,678
Additional paid in capital	3,606,583	3,610,522
Accumulated other comprehensive income/(loss)	16,736	(7,855)
Accumulated deficit	(2,122,177)	(1,781,406)

Total stockholders’ equity	1,522,820	1,842,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,843,352	$2,282,249

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
REVENUES	$240,753	$439,266	$931,235	$968,941

OPERATING COSTS AND EXPENSES:
Cost of revenues	94,490	147,820	307,885	367,188
General and administrative expense	453,963	236,241	876,972	620,937
General and administrative expense-related party	18,258	15,146	57,970	45,926
Total operating costs and expenses	566,711	399,207	1,242,827	1,034,051

(LOSS)/INCOME FROM OPERATIONS	(325,958)	40,059	(311,592)	(65,110)

OTHER INCOME:
Interest income	7,018	12,813	19,008	17,994

(LOSS)/INCOME BEFORE TAXES	(318,940)	52,872	(292,584)	(47,116)
Provision for income taxes	(2,325)	(24,275)	(48,187)	(24,275)
NET (LOSS)/INCOME	(321,265)	28,597	(340,771)	(71,391)
Other comprehensive loss:
-Foreign currency translation gain/(loss)	40,724	(4,732)	24,591	(1,704)
COMPREHENSIVE (LOSS)/INCOME	$(280,541)	$23,865	$(316,180)	$(73,095)

NET (LOSS)/INCOME PER SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING	216,779,700	216,779,700	215,246,993	216,779,700

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Gain/(Loss)	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30,2024	216,779,700	$21,678	$3,610,522	$(7,855)	$(1,781,406)	$1,842,939
Foreign currency translation	-	-	-	(12,018)	-	(12,018)
Net income	-	-	-	-	29,750	29,750
Balance as of December 31, 2024 (Unaudited)	216,779,700	21,678	3,610,522	(19,873)	(1,751,656)	1,860,671
Foreign currency translation	-	-	-	(4,115)	-	(4,115)
Net loss	-	-	-	-	(49,256)	(49,256)
Balance as of March 31, 2025 (Unaudited)	216,779,700	21,678	3,610,522	(23,988)	(1,800,912)	1,807,300
Foreign currency translation	-	-	-	40,724	-	40,724
Acquisition of entity under common control	-	-	(3,939)	-	-	(3,939)
Net loss	-	-	-	-	(321,265)	(321,265)
Balance as of June 30, 2025 (Unaudited)	216,779,700	$21,678	$3,606,583	$16,736	$(2,122,177)	$1,522,820

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30,2023	213,855,500	$21,386	$2,148,714	$(12,561)	$(1,447,009)	$710,530
Common Stock issued for cash	1,437,400	143	718,557	-	-	718,700
Foreign currency translation	-	-	-	12,043	-	12,043
Net loss	-	-	-	-	(19,374)	(19,374)
Balance as of December 31, 2023 (Unaudited)	215,292,900	21,529	$2,867,271	(518)	(1,466,383)	1,421,899

Common Stock issued for cash	1,486,800	149	743,251	-	-	743,400
Foreign currency translation	-	-	-	(9,015)	-	(9,015)
Net loss	-	-	-	-	(80,614)	(80,614)
Balance as of March 31, 2024 (Unaudited)	216,779,700	21,678	3,610,522	(9,533)	(1,546,997)	2,075,670
Foreign currency translation	-	-	-	(4,732)	-	(4,732)
Net income	-	-	-	-	28,597	28,597
Balance as of June 30, 2024 (Unaudited)	216,779,700	$21,678	$3,610,522	$(14,265)	$(1,518,400)	$2,099,535

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Nine months ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(340,771)	$(71,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,791	4,234
Changes in operating assets and liabilities:
Inventories	(6,697)	-
Prepaid expenses and other current assets	(15,101)	(87,046)
Prepaid expenses-related party	18,027	15,256
Accounts payable and accrued liabilities	(16,304)	5,950
Deferred revenue	(65,956)	103,178
Operating lease liability	(55,945)	-
Net cash used in operating activities	(415,956)	(29,819)

Cash flows from investing activities:
Purchase of property and equipment	(27,939)	(50,607)
Deposit-related party	(100,000)
Net cash used in investing activities	(127,939)	(50,607)

Cash flows from financing activities:
Proceeds from sale of common stock	-	1,462,100
Advances from (repayment to) officer	4,464	(2,572)
Net cash provided by financing activities	4,464	1,459,528

Effect of exchange rate changes in cash and cash equivalents	21,615	(4,450)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(517,816)	1,374,652
Cash, cash equivalents, and restricted cash, beginning of period	1,935,664	763,591

Cash, cash equivalents and restricted cash, end of the period	$1,417,848	$2,138,243

Supplemental disclosure of cash flow information:
Income taxes paid	$48,349	$24,209

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025 AND 2024

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $2,122,177 as of June 30, 2025. To date, the operations have been primarily financed through the issuance of common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Revenue recognition

The following table provides information about disaggregated revenue:

	As of and for the three months ended June 30,		As of and for the nine months ended June 30,
	2025	2024	2025	2024
Media and leadership training revenues	$231,691	$439,266	$903,773	$968,941
Subscription revenues	4,498	-	19,192	-
Products sale, consultancy, and advertising revenues	4,564	-	8,270	-
Total revenue	$240,753	$439,266	$931,235	$968,941

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

	As of and for the three months ended June 30,		As of and for the nine months ended June 30,
	2025	2024	2025	2024
Commissions	$55,638	$102,630	$224,572	$252,818
Advertising	3,896	17,676	17,378	56,265
Rental of instructional facilities	30,278	19,645	48,955	37,167
Other	4,678	7,869	16,980	20,938
Total cost of revenue	$94,490	$147,820	$307,885	$367,188

Cash, cash equivalents and restricted cash

Cash equivalents include demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities at purchase of three months or less, including money market funds.

	As of June 30, 2025	As of September 30, 2024

Cash and cash equivalents
Denominated in United States Dollars	$1,090,538	$1,531,438
Denominated in New Taiwan Dollars	275,936	356,923
Cash and cash equivalents	1,366,474	1,888,361
Restricted cash	51,374	47,303
Cash, cash equivalents and restricted cash	$1,417,848	$1,935,664

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of June 30, 2025, substantially all the Company’s cash was held by two major financial institutions located in Taiwan, which management believes are of high credit quality. At June 30, 2025, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

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

Inventories

The Company purchases finished goods merchandise inventory which is stated at the lower of cost or net realizable value. For the nine months ended June 30, 2025, there were no write-downs of inventory.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended June 30,
	2025	2024
Period-end NT$ : US$1 exchange rate	29.20	32.54
Period-average NT$ : US$1 exchange rate	31.93	31.89

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

At June 30, 2025 the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the three and nine months ended June 30, 2025 and 2024, no customer accounted for 10% or more of the Company’s revenue.

For the three and nine months ended June 30, 2025 and 2024, one service provider accounted for 10% or more of the Company’s operating costs and expenses.

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

Reclassifications

In presenting the Company’s consolidated statement of operations and comprehensive income (loss) for the nine months ending June 30, 2024, the Company presented $252,117 of commission expense as part of General and administrative expense. In presenting the Company’s consolidated statement of operations and comprehensive loss for the nine months ending June 30, 2025, the Company has reclassified the $252,117 to Cost of revenues in the accompanying consolidated statement of operations and comprehensive loss for the nine months ending June 30, 2024.

In presenting the Company’s consolidated statement of operations and comprehensive income (loss) for the three months ending June 30, 2024, the Company presented $101,929 of commission expense as part of General and administrative expense. In presenting the Company’s consolidated statement of operations and comprehensive loss for the three months ending June 30, 2025, the Company has reclassified the $101,929 to Cost of revenues in the accompanying consolidated statement of operations and comprehensive loss for the three months ending June 30, 2024.

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

Recent accounting pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which includes amendments that require disclosure in the notes to financial statements of specified information about certain costs and expenses, including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. The amendments are effective for the Company’s annual periods beginning October 1, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is in the process of evaluating this ASU to determine its impact on the Company’s disclosures.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

NOTE 2 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of June 30, 2025	As of September 30, 2024
Prepaid expenses	$15,502	$3,737
Deposits	24,661	3,352
Other receivables	1,553	19,110
Total	$41,716	$26,199

Prepaid expenses as of June 30, 2025 and 2024 represent the payments made for software repairs and maintenance fees, lawyer fees, advertisement fees and employee salary advance

NOTE 3 – OPERATING LEASES

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	For the nine months ended June 30,
	2025	2024
Lease Cost

Operating lease cost	$60,527	$-

Other Information
Weighted average remaining lease term – operating leases (in years)	2	-
Weighted average discount rate for operating lease	3.26%	-

At June 30, 2025, there was no operating lease right-of-use asset or liability recorded for the short-term lease.

At June 30, 2025, the supplemental balance sheet information related to leases is as follows:

Operating lease right-of-use asset as of June 30, 2025 is as follows:

Right-of-use assets, net as of September 30, 2024	$214,063
Less: amortization	(56,097)
Foreign exchange translation	13,167
Right-of-use assets, net as of June 30, 2025	$171,133

Operating lease liabilities as of June 30, 2025 is as follows:

Lease liability at September 30, 2024	$214,063
Add: imputed interest	4,430
Less: principal repayment	(60,527)
Foreign exchange translation	13,167
Lease liability at June 30, 2025	$171,133

Lease liability current portion	$84,173
Lease liability non-current portion	86,960
Total operating lease liability	$171,133

Maturities of the Company’s lease liabilities are as follows:

2025	$22,066
2026	88,265
2027	66,199
Total lease payments	176,530
Less: Imputed interest	(5,397)
Present value of operating lease liabilities	$171,133

NOTE 4 - STOCKHOLDERS’ EQUITY

As of June 30, 2025 the Company has 600,000,000 shares of commons stock authorized and 216,779,700 shares of common stock issued and outstanding, respectively.

During the nine months ended June 30, 2025, the Company did not issue any shares of common stock. During the nine months ended June 30, 2024, the Company issued 2,924,200 shares of common stock for total proceeds of $1,462,100.

NOTE 5 - RELATED PARTY TRANSACTIONS

Mr. Hsu Shou Hung (“Mr. Hsu”), a founder of the Company, is currently the Company’s CEO and CFO, sole director, and largest shareholder. As of June 30, 2025, Mr. Hsu collectively owns 96,260,000 shares, or 44.40%, of the Company’s restricted Common Stock.

At June 30, 2025 and September 30, 2024, $7,130 and $2,666, respectively, are due to Mr. Hsu for advances to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

Digital Frontier

On April 10, 2025, the Company, Mr. Hsu Shou Hung, the Company’s CEO and CFO, and a Singapore private company, formed Digital Frontier Platforms Pte Ltd (“Digital Frontier"). Digital Frontier will be owned 35% by the Company, 30% by Mr. Hsu, and 35% by the Singapore private company. On June 20, 2025, the Company deposited $100,000 (out of a commitment of $1,000,000) to Digital Frontier to be transferred to its share capital account once the other two shareholders have made their respective capital contributions. As of the date of this filing, various corporate formation and governance documents have not been completed for Digital Frontier, and the $100,000 is presented as a deposit-related party. Digital Frontier is being established to pursue opportunities in the digital economy initially concentrating on the education sector.

Huang Tian Limited

On February 25, 2025, the Company entered into a Sale and Purchase Agreement to acquire Huang Tian Limited (“HTL”), a dormant Taiwan private company wholly owned by Mr. Hsu Shou Hung, the Company’s CEO and CFO, and largest shareholder. Pursuant to the agreement, the Company agreed to acquire 100% of the issued and outstanding equity interests of Huang Tian Limited for a purchase price of approximately $9,020 (NT$ 300,000). The acquisition was completed on April 15, 2025, and was accounted for an acquisition of entities under common control. As a result of the acquisition of HTL, a deemed dividend of $3,939 was recorded, which represents the purchase price of $9,000 in excess of identifiable net assets acquired of $5,061. The accompany unaudited condensed consolidated financial statements were not retrospectively adjusted for the acquisition of HTL as of October 1, 2023, for comparative purposes because the historical operations of HTL were deemed to be immaterial to the Company’s consolidated financial statements.

Leader Capital

Mr. Lin Yi Hsiu (“Mr. Jeff Lin”) is Chief Executive Officer and a director of Leader Capital Holdings Corp. (“LCHC”), a 6.92% shareholder in the Company. In addition, CPN Investment Limited (“CPN”), a company wholly owned by Mr. Jeff Lin, is also a 6.86% shareholder of the Company. Leader Financial Asset Management Limited (“LFAML”), another company wholly owned by Mr. Jeff Lin, provides consulting services to the Company.

LCHC and its wholly owned subsidiary, LOC Weibo Co., Limited (“LOC”) (collectively, “Leader”) provide IT and maintenance services to the Company, respectively.

For the nine months ended June 30, 2025 and 2024, the Company incurred the following fees to Leader:

		For the three months ended June 30,		For the nine months ended June 30,
Paid to:	Description	2025	2024	2025	2024
LCHC	IT services	$9,000	$7,500	$27,000	$22,500
LOC	IT services	9,258	7,646	30,970	23,426
	Total	$18,258	$15,146	$57,970	$45,926

NOTE 6 - SEGMENT REPORTING

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

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services, income taxes, and other administrative expenses:

	As of and for the nine months ended June 30,
	2025	2024
Revenue	$931,235	$968,941

Less:
Salaries and related	288,540	366,623
Commissions	226,645	252,117
Operating expenses	775,829	422,936
Interest income	(19,008)	(1,344)
Net loss	$(340,771)	$(71,391)

NOTE 7 - SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

DFP Holdings Limited (the “Company” or “we”) was incorporated in the State of Nevada on December 8, 2021, and has a fiscal year end of September 30.

GOING CONCERN

The Company has an accumulated deficit of $2,122,177 as of June 30, 2025. To date, the operations have been primarily financed through the issuance of common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this Quarterly Report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

2025:

For the three and nine months ended June 30, 2025, we generated revenue of $240,753 and $931,235 respectively.

For the three months ended June 30, 2025, operating costs and expenses were $566,711, including cost of revenue of $94,490, general and administrative expenses of $453,963 and general and administrative expenses to related party of $18,258, respectively.

For the nine months ended June 30, 2025, operating costs and expenses were $1,242,827, including cost of revenue of $307,885, general and administrative expenses of $876,972 and general and administrative expenses to related party of $57,970, respectively.

2024:

For the three and nine months ended June 30, 2024, we generated revenue of $439,266 and $968,941, respectively.

For the three months ended June 30, 2024, operating costs and expenses were $399,207, including cost of revenue of $147,820, general and administrative expenses of $236,241, and general and administrative expenses to related party of $15,146, respectively.

For the nine months ended June 30, 2024, operating costs and expenses were $1,034,051, including cost of revenue of $367,188, general and administrative expenses of $620,937, and general and administrative expenses to related party of $45,926, respectively.

Liquidity and Capital Resources

The Company has an accumulated deficit of $2,122,177 as of June 30, 2025. To date, the operations have been primarily financed through the issuance of common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this Report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this Report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2025 due to material weaknesses in our internal control over financial reporting as described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

Future Plans

As part of its strategic direction, the Company is actively seeking potential business opportunities in sustainable and high-growth sectors. These opportunities may be pursued through the establishment of joint ventures, strategic acquisitions, or the formation of new subsidiaries to conduct the business activities. Management believes these initiatives may generate long-term value, create operational synergies, and enhance the Company’s competitive position. While discussions are preliminary and subject to change, the Company remains committed to exploring avenues that support scalable and sustainable growth.

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

DFP HOLDINGS LIMITED
(Name of Registrant)

Date: August 14, 2025	By:	/s/ Hsu Shou Hung
	Name:	Hsu Shou Hung
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

