Form 10-K
period 2025-09-30
DFP HOLDINGS Ltd
filed 2025-12-19
CIK 1976900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

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

As of December 19, 2025, there were 216,779,700 shares of Common Stock, $0.0001 par value per share, outstanding.

DFP HOLDINGS LIMITED

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

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

On May 24, 2022, the Company acquired 100% of Tide Holdings Limited, a company incorporated in Seychelles (“TIDE”) from Mr. Hsu for $1.

On April 15, 2025, the Company acquired 100% of Huang Tian Limited, a company incorporated in Taiwan (“HTL”) from Mr. Hsu Shou Hung, the CEO of the Company, for a purchase price of approximately $9,120 (NT$ 300,000).

As of September 30, 2025, Mr. Hsu collectively owns 96,260,000 shares of restricted Common Stock and is a 44.4% shareholder of the Company.

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

The following table provides information about disaggregated revenue based on revenue by service lines:

		Year ended September 30, 2025			Year ended September 30, 2024
Type of learning	Studies or membership	Number of Participants	Revenue		Number of Participants	Revenue
			$	%		$	%
Offline face to face:
	Self-media production (1)	$626	$386,836	34.59	835	$615,387	41.49
	Business development (2)	502	662,759	59.27	504	632,069	42.61
	BAS commercial membership (3)(iii)	140	60,407	5.40	78	47,288	3.19
Online:
	Self-media production (1)	1	1,204	0.11	223	183,392	12.37
	Subscribed membership (3)(ii)	92	7,057	0.63	306	5,091	0.34
	Total	$1,361	$1,118,263	100%	1,946	$1,483,227	100.00%

1.	Self-media production study

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

For the year ended September 30, 2025, the offline face to face self-media production study attracted 626 person-times participating and generated revenue of $386,836, approximately 34% of the total revenue.

For the year ended September 30, 2025, the online self-media production study attracted 1 person-times participating and generated revenue of $1,204 approximately 0.01% of the total revenue.

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

For the year ended September 30, 2025, the offline face to face business development study attracted 502 person-times participating and generated revenue of $662,759, approximately 57% of the total revenue.

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

For the year ended September 30, 2025, 92 person-times subscribed to be the subscribed members and generated membership fees of $7,057 to the Company.

For the year ended September 30, 2025, 140 person-times joined the BAS commercial membership and generated membership fees of $60,407 to the Company, approximately 5% of the total revenue.

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

As of September 30, 2025, the Company has not identified any cybersecurity threats, including previous incidents, that have materially impacted our business strategy, results of operations, or financial condition. This assertion signifies our diligent efforts in managing and mitigating cybersecurity risks, contributing to the stability and continuity of our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have authorized capital stock consisting of 600,000,000 shares of Common Stock, $0.0001 par value per share (“Common Stock”) and 200,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”). As of September 30, 2025, 216,779,700 shares of our Common Stock were issued.

HOLDERS

As of September 30, 2025, we have 226 shareholders on record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

No securities have been sold by the Company during the period covered by this Form 10-K.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We have not repurchased any shares of our Common Stock during the fiscal year ended September 30, 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

DFP Holdings Limited (the “Company” or “we”) was incorporated in the State of Nevada on December 8, 2021, and has a fiscal year end of September 30.

GOING CONCERN

For the year ended September 30, 2025, the Company incurred a net loss of $453,527 and used cash in operations of $505,898. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s September 30, 2025, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this annual report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

2025:

For the year ended September 30, 2025, we generated revenue of $1,152,084.

For the year ended September 30, 2025, operating expenses were $1,576,046, including cost of revenues of $394,786, general and administrative expenses of $1,105,949, and general and administrative expenses to related party of $75,311 respectively.

For the year ended September 30, 2025, the Company has incurred a net loss of $453,527.

2024:

For the year ended September 30, 2024, we generated revenue of $1,483,227.

For the year ended September 30, 2024, operating expenses were $1,796,758, including cost of revenues of $538,674, general and administrative expenses of $1,196,102, and general and administrative expenses to related party of $61,982 respectively.

For the year ended September 30, 2024, the Company has incurred a net loss of $334,397.

Liquidity and Capital Resources

Going concern

For the year ended September 30, 2025, the Company incurred a net loss of $453,527 and used cash in operations of $505,898. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that its financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s September 30, 2025, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this annual report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. Management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Cash Used in Operating Activities

Net cash used in operating activities was $505,898 for the year ended September 30, 2025. The cash used in operating activities was primarily consist of net loss, increase in inventories, increase in prepaid expenses and other current assets, decrease in accounts payable and accrued liabilities, decrease in deferred liability and changes in operating lease liability contra by depreciation and amortization, inventory written off and decrease in prepaid expenses related party.

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

Cash Used in Investing Activity

Net cash used in investing activity was $31,679 for the year ended September 30, 2025. The cash used in investing activity consist of purchase of property and equipment and an acquisition of an entity under common control.

Net cash used in investing activity was $57,426 for the year ended September 30, 2024. The cash used in investing activity solely consist of purchase of property and equipment.

Cash Provided by Financing Activity

Net cash provided by financing activities was $3,581 for the year ended September 30, 2025. The cash provided by financing activities consists of advances from officer.

Net cash provided by financing activities was $1,460,509 for the year ended September 30, 2024. The cash provided by financing activities primarily consists of proceeds from the sale of common stock.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2025, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2025 due to material weaknesses in our internal control over financial reporting as described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of September 30, 2025, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of September 30, 2025, the Company’s internal controls over financial reporting was not effective.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the year ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

Future Plans

The Company is actively engaged in discussions with several potential companies to explore strategic opportunities that align with its long-term growth objectives. Through these potential collaborations or partnerships, the Company aims to generate sustainable value for shareholders, create meaningful operational synergies, and enhance its overall market competitiveness. Management believes that these initiatives will enable the Company to strengthen its business foundation, diversify its operations, and capture emerging opportunities within its target markets.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information regarding the sole officer and director of the Company is provided below:

NAME	AGE	POSITION
Hsu Shou Hung	57	President, Chief Executive Officer, Chief Financial Officer, Chairman of Board of Directors

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and Chief Financial Officer for the fiscal years ended September 30, 2025, and 2024:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hsu Shou Hung (1) Chief Executive Officer, Chief Financial Officer	2025	68,827	-	-	-	-	-	-	$68,827

Hsu Shou Hung (1) Chief Executive Officer, Chief Financial Officer	2024	45,506	-	-	-	-	-	-	$45,506

(1)	On December 8, 2021, Mr. Hsu, a founder of the Company, was appointed as Chief Executive Officer, Chief Financial Officer, and sole director of the Company. The Company have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers and only began to pay Mr. Hsu from September 1, 2022 onwards.

Mr. Hsu has an informal agreement with the Company whereas he was compensated approximately $68,827 (NT$2,170,353) and $45,506 (NT$1,454,135) for his services provided to the Company for the year ended September 30, 2025 and 2024 respectively.

STOCK OPTION GRANTS

We have not granted any stock options to our executive officers since our incorporation.

EMPLOYMENT AGREEMENTS

Save except for an informal agreement with our sole officer and director, Mr. Hsu Shou Hung for the year ended September 30, 2025, we do not have an employment or consulting agreement with any officers or directors.

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

The following table lists, as of September 30, 2025, the number of shares of Common Stock of the Company that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each officer and director of the Company; and (iii) all officers and directors if any as a group.

The percentages below are calculated based on 216,779,700 shares of our Common Stock issued and outstanding as of September 30, 2025. We do not have any outstanding warrant, options, or other securities exercisable for or convertible into shares of our Common Stock.

Name of Beneficial Owner	Number of Common Stock Owned	Percentage of Ownership
Sole Officer and Director
Hsu Shou Hung (1)	96,260,000	44.4%
5% Shareholders
CPN Investment Limited (2)	14,868,939	6.86%
Leader Capital Holdings Corp. (3)	8,212,231	3.79%

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

(2) Mr. Lin Yi Hsiu (“Mr. Jeff Lin”) is the sole shareholder of CPN Investment Limited (“CPN”).

(3) Mr. Lin Yi Hsiu (“Mr. Jeff Lin”), Chief Executive Officer and a director of Leader Capital Holdings Corp. (“LCHC”), collectively with his beneficially owned or controlled companies, ultimately holds 61,037,778 shares of common stock of LCHC, or approximately 26.61% of LCHC’s total issued and outstanding shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On December 8, 2021, Mr. Hsu Shou Hung (“Mr. Hsu”), a founder of the Company, was appointed as Chief Executive and Financial Officer, President, Secretary, Treasurer, and sole director of the Company. Currently, Mr. Hsu is our sole officer and director. As of September 30, 2025, Mr. Hsu collectively owns 96,260,000 shares, or 44.4%, of the Company’s restricted Common Stock.

At September 30, 2025 and 2024, $7,739 and $2,666, respectively, are due to Mr. Hsu for advances to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

On February 25, 2025, the Company entered into a Sale and Purchase Agreement to acquire Huang Tian Limited (“HTL”), a dormant Taiwan private company wholly owned by Mr. Hsu, the Company’s CEO and CFO, and largest shareholder. Pursuant to the agreement, the Company agreed to acquire 100% of the issued and outstanding equity interests of HTL. The acquisition was completed on April 15, 2025, and was accounted for an acquisition of entities under common control. The total purchase consideration of $9,120 (NT$ 300,000) exceeded the carrying value of net assets of $5,181(NT$ 168,320) by $3,939 (NT$ 131,680). In accordance with ASC 805-50, this excess was recorded as an equity adjustment to equity, as it represents a transaction between entities under common control rather than an acquisition at fair value.

Mr. Lin Yi Hsiu (“Jeff Lin”) is Chief Executive Officer and a director of Leader Capital Holdings Corp. (“LCHC”). LCHC owns 8,212,231 shares of the Company’s restricted Common Stock and is a 3.78% shareholder in the Company. In addition, CPN Investment Limited (“CPN”), a company wholly owned by Jeff Lin, owns 14,868,939 shares of the Company’s restricted Common Stock, and is also a 6.85% shareholder of the Company.

LCHC, through its wholly owned subsidiary, LOC Weibo Co., Limited (“LOC”) provides IT and maintenance services to the Company. Leader Financial Asset Management Limited (“LFAML”), another company wholly owned by Jeff Lin, provides consulting and company secretarial services to the Company.

For the year ended September 30, 2025, and 2024, the Company incurred the following fees to LCHC and affiliates:

Paid to:	Description	Year ended September 30, 2025	Year ended September 30, 2024
LCHC	IT services	$35,100	$30,500
LOC	IT services	40,211	31,482
	Total	75,311	61,982

At September 30, 2025 and 2024, $0 and $30,397, respectively, were prepaid expenses to LCHC and affiliates for IT and maintenance expenses.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	Year ended September 30, 2025	Year ended September 30, 2024
Audit fees	$58,500	$53,000
Audit related fees	-	-
Total	$58,500	$53,000

The category of “Audit fees” includes fees for our annual audit, quarterly review fees.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements by Weinberg & Company, P.A. (2025 and 2024) were approved by our Board of Directors.

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

DFP HOLDINGS LIMITED
(Name of Registrant)

Date: December 19, 2025	By:	/s/ Hsu Shou Hung
	Name:	Hsu Shou Hung
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DFP Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DFP Holdings Limited (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended September 30, 2025, the Company incurred a net loss and used cash in operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

December 19, 2025

DFP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND 2024

(Expressed in U.S. Dollars)

	As of September 30, 2025	As of September 30, 2024

ASSETS
Current assets:
Cash and cash equivalents	$1,363,759	$1,888,361
Restricted cash	49,213	47,303
Prepaid expenses and other current assets	40,154	26,199
Prepaid expenses-related party	-	30,397
Total current assets	1,453,126	1,992,260

Non-current assets:
Property and equipment, net	68,609	62,051
Operating lease right-of-use asset	144,022	214,063
Lease deposits	14,436	13,875
Total non-current assets	227,067	289,989

TOTAL ASSETS	$1,680,193	$2,282,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$63,082	$76,098
Deferred revenue	68,820	146,483
Due to officer	7,739	2,666
Operating lease liability – current portion	80,632	75,631
Total current liabilities	220,273	300,878

Non-current liabilities:
Operating lease liability – non-current portion	63,390	138,432
Total non-current liabilities	63,390	138,432

TOTAL LIABILITIES	283,663	439,310

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 216,779,700 and 216,779,700 shares issued and outstanding at September 30, 2025 and 2024, respectively	21,678	21,678
Additional paid in capital	3,606,583	3,610,522
Accumulated other comprehensive loss	3,202	(7,855)
Accumulated deficit	(2,234,933)	(1,781,406)

Total stockholders’ equity	1,396,530	1,842,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,680,193	$2,282,249

See accompanying notes to the consolidated financial statements.

DFP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in U.S. Dollars)

	Year ended September 30, 2025	Year ended September 30, 2024

REVENUES	$1,152,084	$1,483,227

OPERATING COSTS AND EXPENSES:
Instructional costs and services	394,786	538,674
General and administrative expenses	1,105,949	1,196,102
General and administrative expenses-related party	75,311	61,982
Total operating costs and expenses	1,576,046	1,796,758

LOSS FROM OPERATIONS	(423,962)	(313,531)

OTHER INCOME:
Interest income	19,234	18,018

LOSS BEFORE INCOME TAXES	(404,728)	(295,513)
Income tax expense	(48,799)	(38,884)
NET LOSS	(453,527)	(334,397)
Other comprehensive loss
- Foreign currency translation gain	11,057	4,706
COMPREHENSIVE LOSS	$(442,470)	$(329,691)

NET LOSS PER SHARE, basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-basic and diluted	216,779,700	214,920,222

See accompanying notes to the consolidated financial statements.

DFP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in U.S. Dollars)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30, 2023	213,855,500	$21,386	$2,148,714	$(12,561)	$(1,447,009)	$710,530
Common stock issued for cash	2,924,200	292	1,461,808	-	-	1,462,100
Foreign currency translation	-	-	-	4,706	-	4,706
Net loss	-	-	-	-	(334,397)	(334,397)
Balance as of September 30, 2024	216,779,700	21,678	3,610,522	(7,855)	(1,781,406)	1,842,939
Acquisition of entity under common control	-	-	(3,939)	-	-	(3,939)
Foreign currency translation	-	-	-	11,057	-	11,057
Net loss	-	-	-	-	(453,527)	(453,527)
Balance as of September 30, 2025	216,779,700	$21,678	$3,606,583	$3,202	$(2,234,933)	$1,396,530

See accompanying notes to the consolidated financial statements.

DFP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in U.S. Dollars)

	Year ended September 30, 2025	Year ended September 30, 2024

Cash flows from operating activities:
Net loss	$(453,527)	$(334,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,417	8,670
Inventory write-off	6,201	-
Changes in operating assets and liabilities:
Inventories	(6,201)	-
Prepaid expenses and other current assets	(14,658)	(11,104)
Prepaid expenses-related party	29,047	(5,040)
Deposits	-	(13,875)
Decrease in right-of-use asset	-	18,384
Accounts payable and accrued liabilities	(13,473)	2,773
Deferred revenue	(77,664)	117,785
Operating lease liability	(70,040)	(18,384)
Net cash used in operating activities	(505,898)	(235,188)

Cash flows from investing activities:
Purchase of property and equipment	(29,272)	(57,426)
Acquisition of Hung Tian Limited related party	(2,407)	-
Net cash used in investing activities	(31,679)	(57,426)

Cash flows from financing activities:
Proceeds from sale of common stock	-	1,462,100
Advances from officer	3,581	(1,591)
Net cash provided by financing activities	3,581	1,460,509

Effect of exchange rate changes in cash and cash equivalents	11,304	4,178
Net (decrease) increase in cash, cash equivalents, and restricted cash	(522,692)	1,172,073
Cash, cash equivalents, and restricted cash, beginning of year	1,935,664	763,591

Cash, cash equivalents and restricted cash, end of year	$1,412,972	$1,935,664

Supplemental disclosure of cash flow information:
Income taxes paid	$48,963	$24,159

See accompanying notes to the consolidated financial statements.

DFP HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

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

On April 15, 2025, the Company acquired 100% of Huang Tian Limited, a company incorporated in Taiwan from Mr. Hsu Shou Hung, the CEO of the Company, for a purchase price of approximately $9,120 (NT$ 300,000).

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the year ended September 30, 2025, the Company recorded a net loss of $453,527 and used cash in operations of $505,898. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand will be sufficient to continue operations through the next six months. The Company’s ability to continue as a going concern is dependent upon its ability to continue to implement its business plan to increase its customer base and realize increased revenues. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. Management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries DFP Holdings Limited (Seychelles) (“DFP Seychelles”), DFP Holdings Limited (Taiwan) (“DFP Taiwan”) Tide Holdings Limited (TIDE), and Huang Tian Limited (Taiwan) (“DFP Huang Tian”). Intercompany accounts and transactions have been eliminated in consolidation.

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

The Company also generates revenue from subscription services, consulting and advertising fees, and sale of certain products.

The following table provides information about disaggregated revenue:

	Year ended September 30, 2025	Year ended September 30, 2024
Media and leadership training courses	$1,118,263	$1,483,227
Other: Subscriptions, consulting and advertising, and product sales	33,821	-
Total revenue	$1,152,084	$1,483,227

Instructional costs and services

Cost of service revenue primarily consists of commissions, advertising and promotion fee, facility rentals directly attributable to the courses rendered, and cost of products.

	Year ended September 30, 2025	Year ended September 30, 2024
Commissions	$279,864	$357,136
Advertising	34,448	93,292
Rental of instructional facilities	52,663	62,984
Other	27,811	25,262
Total Instructional costs and services	$394,786	$538,674

Cash, cash equivalents, and restricted cash

Cash equivalents include demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities at purchase of three months or less, including money market funds.

	As of September 30,
	2025	2024

Cash and cash equivalents
Denominated in United States Dollars	$1,142,551	$1,531,438
Denominated in New Taiwan Dollars	221,208	356,923
Cash and cash equivalents	1,363,759	1,888,361
Restricted cash	49,213	47,303
Cash, cash equivalents and restricted cash	$1,412,927	$1,935,664

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of September 30, 2025, substantially all the Company’s cash was held by two major financial institutions located in Taiwan, which management believes are of high credit quality. At September 30, 2025, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value at that time. At September 30, 2025 and 2024, management determined there were no impairments of the Company’s property and equipment.

Software costs

Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project will be expensed as incurred and certain costs incurred in the project’s application development stage will be capitalized. On an annual basis, or more frequently as conditions indicate, the Company will assess the recovery of the unamortized software development costs by estimating the net undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows are not sufficient to recover the unamortized software cost, such assets will be considered to be impaired. The impairment to be recognized will be measured as the amount by which the carrying amount of the asset exceeds its fair value. During the year ended September 30, 2025 and 2024, the Company did not recognize any impairment of software costs.

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

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and separately identified intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations and comprehensive loss.

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

Advertising costs

Advertising costs are expensed as incurred and were $34,448 and $93,292 in 2025 and 2024, respectively.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the year ended September 30, 2025	As of and for the year ended September 30, 2024
Period-end NT$ : US$1 exchange rate	30.48	31.71
Period-average NT$ : US$1 exchange rate	31.53	31.91

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

At September 30, 2025 and 2024, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

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

Our CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include salaries and related, commissions, and operating expenses (see Note 9).

Concentrations

For the year ended September 30, 2025 and 2024, no customer accounted for 10% or of the Company’s revenue.

For the year ended September 30, 2025, fees paid to a third-party consultant represented 19% of total operating costs and expenses. During the year ended September 30, 2024, fees paid to a third-party consultant represented 17% of total operating costs and expenses. For the year ended September 30, 2025 and 2024, there were no other vendors accounting for 10% or more of the Company’s operating costs and expenses.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This ASU updates the capitalization criteria for internal-use software cost by removing references to software development project stages. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this ASU but does not expect it to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

NOTE 2 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of September 30, 2025	As of September 30, 2024
Prepaid expenses	$12,056	$3,737
Deposits	25,032	3,352
Other receivables	3,066	19,110
Total	$40,154	$26,199

As of September 30, 2025 and 2024, prepaid expenses and other current assets are made up of a deposits to a credit card processor, and prepaid commissions, website, and legal fees.

NOTE 3 – PROPERTY AND EQUIPMENT, Net

	As of September 30, 2025	As of September 30, 2024
Office equipment	$10,513	$9,214
Leasehold improvements	70,160	64,240
Motor vehicle	25,019	-
	105,692	73,454
Less: accumulated depreciation	(37,083)	(11,403)
	$68,609	$62,051

For the years ended September 30, 2025 and 2024, total depreciation expense was $24,377 and $ 8,670, respectively.

NOTE 4 – OPERATING LEASES

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Years September 30,
	2025	2024
Lease Cost

Operating lease cost	$81,727	$44,974

Other Information
Weighted average remaining lease term – operating leases (in years)	1.75	2.75
Weighted average discount rate for operating lease	3.26%	3.26%

Operating lease right-of-use asset for the year ended September 30, 2025 is as follows:

Right-of-use assets, net as of September 30, 2024	$214,063
Less: amortization	(76,056)
Foreign exchange translation	6,015
Right-of-use assets, net as of September 30, 2025	$144,022

Operating lease liabilities for the year ended September 30, 2025 is as follows:

Lease liability at September 30, 2024	$214,063
Add: imputed interest	5,671
Less: principal repayment	(81,727)
Foreign exchange translation	6,015
Lease liability at September 30, 2025	$144,022

Lease liability current portion	$80,632
Lease liability non-current portion	63,390
Total operating lease liability	$144,022

Maturities of the Company’s lease liabilities are as follows:

Year ending September 30:

2026	$88,265
2027	66,199
Total lease payments	154,464
Less: Imputed interest	(10,442)
Present value of operating lease liabilities	$144,022

NOTE 5 - STOCKHOLDERS’ EQUITY

As of September 30, 2025 the Company has 600,000,000 shares of commons stock authorized and 216,779,700 shares of common stock issued and outstanding, respectively.

During the year ended September 30, 2025, the Company did not issue any shares of common stock.

During the year ended September 30, 2024, the Company issued an aggregated of 2,924,200 shares of its Common Stock at $0.50 per share for aggregate gross proceeds of $1,462,100.

NOTE 6 - INCOME TAXES

The Company recorded and paid income tax expense of $48,799 and $38,884 for the year ended September 30, 2025 and 2024 respectively.

Provision for income taxes consisted of the following:

	Year ended September 30, 2025	Year ended September 30, 2024

Current:
U.S.	$-	$-
Taiwan	48,799	38,884
Subtotal	48,799	38,884
Deferred:	-	-
	$48,799	$38,884

A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	Year ended September 30, 2025	Year ended September 30, 2024

Loss before income taxes	$(404,728)	$(295,513)
United States of America statutory income tax rate	21%	21%
Income tax (benefit) expense computed at statutory corporate income tax rate	(84,993)	(62,058)
Effect of different tax jurisdictions	(1,517)	(3,232)
Change in valuation allowance	135,309	104,174
Provision for income taxes	$48,799	$38,884

The Company’s wholly owned subsidiary in Taiwan, DFP Holdings Limited (Taiwan) (the “Taiwan Company”), is governed by the income tax law of Taiwan and is subject to a tax rate of 20%.

Significant components of the aggregate deferred tax assets consisted of the following:

	As of September 30,
	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$441,615	$311,569
Gross deferred tax assets	441,615	311,569
Less: valuation allowance	(441,615)	(311,569)
Net deferred tax assets	$-	$-

The provisions of ASC Topic 740, “Accounting for Income Taxes”, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of September 30, 2025 and 2024, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

As of September 30, 2025 and 2024, no liability for unrecognized tax benefits was required to be recorded or disclosed.

NOTE 7 - RELATED PARTY TRANSACTIONS

Mr. Hsu Shou Hung (“Mr. Hsu”), a founder of the Company, is currently the Company’s CEO and CFO, sole director, and largest shareholder. As of September 30, 2025, Mr. Hsu collectively owns 96,260,000 shares, or 44.4%, of the Company’s restricted Common Stock.

At September 30, 2025 and 2024, $7,739 and $2,666, respectively, are due to Mr. Hsu for advances to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

Huang Tian Limited-acquisition of entity under common control

On February 25, 2025, the Company entered into a Sale and Purchase Agreement to acquire Huang Tian Limited (“HTL”), a dormant Taiwan private company wholly owned by Mr. Hsu, the Company’s CEO and CFO, and largest shareholder. Pursuant to the agreement, the Company agreed to acquire 100% of the issued and outstanding equity interests of HTL. The acquisition was completed on April 15, 2025, and was accounted for as an acquisition of entities under common control. The total purchase consideration of $9,120 (NT$ 300,000) exceeded the carrying value of net assets acquired of $5,181(NT$ 168,320) by $3,939 (NT$ 131,680). In accordance with ASC 805-50, this excess was recorded as an adjustment to equity, as it represents a transaction between entities under common control rather than an acquisition at fair value. The accompany consolidated financial statements were not retrospectively adjusted for the acquisition of HTL as of October 1, 2023, for comparative purposes because the historical operations of HTL were deemed to be immaterial to the Company’s consolidated financial statements.

Leader Capital Holdings Corp.

Mr. Lin Yi Hsiu (“Jeff Lin”) is Chief Executive Officer and a director of Leader Capital Holdings Corp. (“LCHC”). LCHC owns 8,212,231 shares of the Company’s restricted Common Stock and is a 3.79% shareholder in the Company. In addition, CPN Investment Limited (“CPN”), a company wholly owned by Jeff Lin, owns 14,868,939 shares of the Company’s restricted Common Stock, and is also a 6.85% shareholder of the Company.

LCHC, through its wholly owned subsidiary, LOC Weibo Co., Limited (“LOC”) provides IT and maintenance services to the Company. Leader Financial Asset Management Limited (“LFAML”), another company wholly owned by Jeff Lin, provides consulting and company secretarial services to the Company.

For the year ended September 30, 2025, and 2024, the Company incurred the following fees to LCHC and affiliates:

Paid to:	Description	Year ended September 30, 2025	Year ended September 30, 2024
LCHC	IT services	$35,100	$30,500
LOC	IT services	40,211	31,482
	Total	75,311	61,982

At September 30, 2025 and 2024, $0 and $30,397, respectively, were prepaid expenses to LCHC and affiliates for IT and maintenance expenses.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In August, 2024, the Company signed a contract with a third-party consultant and agreed to pay a total of $1.2 million for certain advisory services associated with the Company’s planned Initial Public Offering, and other consulting services. For the year ended September 30, 2025, $300,000 of these fees were included in general and administrative expenses on the accompanying financial statements.

NOTE 9 - SEGMENT REPORTING

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

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services, income taxes, and other administrative expenses:

	As of and for the year ended December 31,
	2025	2024
Revenue	$1,152,084	$1,483,227

Less:
Salaries and related	438,011	548,920
Commissions	279,864	357,136
Operating expenses	858,171	890,702
Interest income	(19,234)	(18,018)
Income tax expenses	48,799	38,884
Net loss	$(453,527)	$(334,397)

NOTE 10 - SUBSEQUENT EVENTS

In November 2025, the Company completed acquisitions of the controlling equity interests in three private companies incorporated in Taiwan from unrelated third parties. Given the recent timing of the closings of these transactions, the Company has not yet completed its evaluation of the consideration transferred or the identification and measurement of the assets acquired and liabilities assumed. The Company is currently evaluating the impact of these acquisitions on its financial statements.

On November 3, 2025, the Company entered into a sale and purchase agreement to acquire Dong Li Fang Zhou Co. Limited (“DLFZ”), a Taiwan dormant private company wholly owned by Ms. Yu, DLFZ’s CEO and largest shareholder. Pursuant to the agreement, the Company agreed to acquire 51% of the issued and outstanding equity interests of DLFZ. The acquisition was completed on November 18, 2025. The aggregate consideration for the acquisition consisted of (i) cash consideration of $16,351 (TWD 510,000) and (ii) contingent consideration in the form of up to 2,209,000 shares of the Company’s common stock, issuable upon the achievement of specified post-acquisition revenue milestones. The agreement also provides for a minimum guaranteed issuance of shares including 110,450 shares of the Company’s common stock issuable upon execution of the sale and purchase agreement. Any contingent shares not earned in accordance with the performance milestones are forfeited.

On November 7, 2025, the Company entered into three sale and purchase agreements to acquire Homula Limited Company (“HLC”), a Taiwan dormant private company owned by three individual shareholders. Pursuant to the agreements, the Company agreed to acquire 51% of the issued and outstanding equity interests of HLC. The acquisition was completed on November 18, 2025. The aggregate consideration for the acquisition consisted of (i) cash consideration of $16,351 (TWD 510,000) and (ii) contingent consideration in the form of up to 2,209,000 shares of the Company’s common stock, issuable upon the achievement of specified post-acquisition revenue milestones. The agreement also provides for a minimum guaranteed issuance of shares including 110,450 shares of the Company’s common stock issuable upon execution of the sale and purchase agreement. Any contingent shares not earned in accordance with the performance milestones are forfeited.

On November 10, 2025, the Company entered into a sale and purchase agreement to acquire Haisen Shangliu Co. Limited (“HSCL”), a Taiwan dormant private company wholly owned by Ms. Liao, HSCL’s CEO and largest shareholder. Pursuant to the agreement, the Company agreed to acquire 51% of the issued and outstanding equity interests of HSCL. The acquisition was completed on November 28, 2025. The aggregate consideration for the acquisition consisted of (i) cash consideration of $16,351 (TWD 510,000) and (ii) contingent consideration in the form of up to 2,209,000 shares of the Company’s common stock, issuable upon the achievement of specified post-acquisition revenue milestones. The agreement also provides for a minimum guaranteed issuance of shares including 110,450 shares of the Company’s common stock issuable upon execution of the sale and purchase agreement. Any contingent shares not earned in accordance with the performance milestones are forfeited.

