Form 10-Q
period 2025-12-31
DFP HOLDINGS Ltd
filed 2026-02-23
CIK 1976900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on February 23, 2026
Common Stock, $0.0001 par value	216,779,700

DFP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2025

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 (UNAUDITED) AND SEPTEMBER 30, 2025

(Expressed in U.S. Dollars)

	As of December 31, 2025	As of September 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,322,102	$1,363,759
Restricted cash	47,816	49,213
Accounts receivable	26,378	-
Inventories	55,860	-
Prepaid expenses and other current assets	72,637	40,154
Total current assets	1,524,793	1,453,126

Non-current assets:
Property and equipment, net	73,683	68,609
Operating lease right-of-use asset	134,664	144,022
Lease deposits	14,026	14,436
Intangible assets, net (provisional)	338,418	-

TOTAL ASSETS	$2,085,584	$1,680,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$141,767	$63,082
Deferred revenue	203,492	68,820
Due to officer	9,646	7,739
Due to non-controlling interest	68,952	-
Operating lease liability – current portion	86,946	80,632
Contingent consideration liability	177,079	-
Total current liabilities	687,882	220,273

Non-current liabilities:
Operating lease liability – non-current portion	47,718	63,390
Total non-current liabilities	47,718	63,390

TOTAL LIABILITIES	735,600	283,663

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 216,779,700 and 216,779,700 shares issued and outstanding at December 31, 2025 and September 30, 2025, respectively	21,678	21,678
Additional paid in capital	3,606,583	3,606,583
Shares to be issued (331,350 shares)	165,041	-
Accumulated other comprehensive loss	(1,665)	3,202
Accumulated deficit	(2,461,330)	(2,234,933)
Total DFP Holdings Limited stockholders’ equity	1,330,307	1,396,530

Non-controlling interests	19,677	-
Total stockholders’ equity	1,349,984	1,396,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,085,584	$1,680,193

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(UNAUDITED)

	Three months ended December 31,
	2025	2024

Net Revenues
Services	$64,638	$438,711
Products	56,252	4,066
Net revenue	120,890	442,777

OPERATING COSTS AND EXPENSES:
Cost of revenues	97,627	122,932
General and administrative expenses	255,136	238,007
General and administrative expenses-related party	128	17,613
Total operating costs and expenses	352,891	378,552

INCOME (LOSS) FROM OPERATIONS	(232,001)	64,225

OTHER INCOME:
Interest income	4,423	11,821

INCOME (LOSS) BEFORE INCOME TAXES	(227,578)	76,046
Income taxes	-	(46,296)
NET INCOME (LOSS)	(227,578)	29,750
Less: Net loss attributable to non-controlling interest	1,181	-
Net income (loss) attributable to DFP Holdings Limited	$(226,397)	$29,750

NET INCOME (LOSS) PER SHARE-basic and diluted	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING-basic and diluted	216,779,770	216,779,770

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(UNAUDITED)

	Three months ended December 31,
	2025	2024

Net income (loss) attributable to DFP Holdings Limited	$(226,397)	$29,750
Other comprehensive (loss) income:
-Foreign currency translation loss	(4,867)	(12,018)
COMPREHENSIVE INCOME (LOSS)
Comprehensive loss attributable to noncontrolling interest		-
Comprehensive income (loss) attributable to DFP Holdings Limited	$(231,264)	$17,732

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(UNAUDITED)

Three months ended December 31, 2025

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE LOSS	SHARES TO BE ISSUED	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of September 30, 2025	216,779,700	$21,678	$3,606,583	$(2,234,933)	$3,202	$-	$-	$1,396,530
Foreign currency translation	-	-	-	-	(4,867)	-	-	(4,867)
Shares to be issued related to acquisitions	-	-	-	-	-	165,041	-	165,041
Acquisition of non-controlling interests	-	-	-	-	-	-	20,858	20,858
Net loss	-	-	-	(226,397)	-	-	(1,181)	(227,578)
Balance as of December 31, 2025 (Unaudited)	216,779,700	$21,678	$3,606,583	$(2,461,330)	$(1,665)	$165,041	$19,677	$1,349,984

Three months ended December 31, 2024

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance as of September 30, 2024	216,779,700	$21,678	$3,610,522	$(7,855)	$(1,781,406)	$1,842,939
Foreign currency translation	-	-	-	(12,018)	-	(12,018)
Net income	-	-	-	-	29,750	29,750
Balance as of December 31, 2024 (Unaudited)	216,779,700	$21,678	$3,610,522	$(19,873)	$(1,751,656)	$1,860,671

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended December 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$(227,578)	$29,750
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,684	4,984
Changes in operating assets and liabilities:
Inventories	(55,860)	(5,747)
Accounts receivable	(26,378)	-
Prepaid expenses and other current assets	57,632	(1,109)
Prepaid expenses-related party	-	18,432
Decrease in right-of-use asset	9,358	24,838
Account payables and accrued liabilities	(29,718)	16,654
Deferred revenue	134,672	(35,039)
Operating lease liability	(9,358)	(24,838)
Income tax payable	-	45,802
Net cash (used in) provided by operating activities	(109,546)	73,727

Cash flows from investing activities:
Purchase of property and equipment	(6,320)	(23,684)
Cash received from acquisitions	4,978	-
Net cash used in investing activities	(1,342)	(23,684)

Cash flows from financing activities:
Advances from officer	1,907	2,777
Advances from non-controlling interests	68,433	-
Net cash provided by financing activities	70,340	2,777

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,506)	(9,263)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(43,054)	43,557
Cash, cash equivalents and restricted cash, beginning of period	1,412,972	1,935,664

Cash, cash equivalents and restricted cash, end of period	$1,369,918	$1,979,221

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$23,831

Noncash investing and financing activities:
Right-of-use asset and lease liability recorded for new lease	$14,793	$-

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

DFP Holdings Limited (the “Company”), was incorporated in the State of Nevada on December 8, 2021. The Company provides online and offline educational services in Taiwan. The Company has a September 30 fiscal year end.

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

In November 2025, the Company completed the acquisition of equity interests in three unrelated companies, Dong Li Fang Zhou Co. Limited (“DLFZ”), Homula Limited Company (“HLC”), and Haisen Shangliu Co. Limited (“HSCL”) (see Note 6).

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the year ended December 31, 2025, the Company recorded a net loss of $227,578 and used cash in operations of $109,546. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries DFP Holdings Limited (Seychelles) (“DFP Seychelles”), DFP Holdings Limited (Taiwan) (“DFP Taiwan”) Tide Holdings Limited (TIDE), Huang Tian Limited (Taiwan) (“DFP Huang Tian”), Dong Li Fang Zhou Co. Limited (“DLFZ”), Homula Limited Company (“HLC”) and Haisen Shangliu Co. Limited (“HSCL”). Intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue recognition

The Company’s revenue consists of revenue from services and revenue from products. Revenue from services represent delivering online and in-person media and leadership training courses (“service revenue”). In addition, the Company sells products to customers (“product revenue”).

Revenue is recognized in the period in which the services or products are delivered, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company recognizes deferred revenue at each period end for contracts that have been paid but which the related service or products has not been performed or delivered. The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue.

The following table provides information about disaggregated revenue:

	For the three months ended December 31,
	2025	2024
Service revenue	$64,638	$438,711
Product revenue	56,252	4,066
Total revenue	$120,890	$442,777

Cost of revenue

Cost of service revenue primarily consists of commissions, advertising and promotion fee, facility rentals directly attributable to the courses rendered, and cost of products.

	For the three months ended December 31,
	2025	2024
Commissions	$33,893	$94,796
Advertising	11,804	7,493
Rental of instructional facilities	15,393	14,905
Other	36,537	5,738
Total cost of revenue	$97,627	$122,932

Cash, cash equivalents and restricted cash

Cash equivalents include demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities at purchase of three months or less, including money market funds.

	As of December 31, 2025	As of September 30, 2025

Cash and cash equivalents
Denominated in United States Dollars	$992,659	$1,142,551
Denominated in New Taiwan Dollars	329,443	221,208
Cash and cash equivalents	1,322,102	1,363,759
Restricted cash	47,816	49,213
Cash, cash equivalents and restricted cash	$1,369,918	$1,412,927

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of December 31, 2025, substantially all the Company’s cash was held by two major financial institutions located in Taiwan, which management believes is of high credit quality. At December 31, 2025, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

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

Inventories

The Company purchases finished goods merchandise inventory which is stated at the lower of cost or net realizable value. For the three months ended December 31, 2025, there were no write-downs of inventory.

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

Intangible Assets

The Company has certain intangible assets that were initially recorded at their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of three years. The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended December 31,
	2025	2024
Period-end NT$ : US$1 exchange rate	31.37	32.74
Period-average NT$ : US$1 exchange rate	31.03	32.39

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

At December 31, 2025 and 2024, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the three months ended December 31, 2025 and 2024, no customer accounted for 10% or more of the Company’s revenue.

For the three months ended December 31, 2025, no service provider accounted for 10% or more of the Company’s operating costs and expenses, while for the three months ended December 31, 2024, no service provider accounted for 10% or more of the Company’s operating costs and expenses

Segments

Our Chief Executive Officer (“CEO”) is our chief operating decision maker (“CODM”). Our CEO evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. We have determined that we operate as a two reportable segments composed of service business segment and sale of products segment.

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

Other recent accounting pronouncements and guidance issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of December 31, 2025	As of September 30, 2025
Prepaid expenses	$41,485	$12,056
Deposits	22,952	25,032
Other	8,200	3,066
Total	$72,637	$40,154

As of December 31, 2025 and September 30, 2025, prepaid expenses and other current assets are made up of deposits to a credit card processor, and prepaid commissions, website, and legal fees.

NOTE 3 – PROPERTY AND EQUIPMENT, Net

	As of December 31, 2025	As of September 30, 2025
Office equipment	$24,039	$10,513
Leasehold improvements	68,188	70,160
Motor vehicle	24,288	25,019
	116,515	105,692
Less: accumulated depreciation	(42,832)	(37,083)
	$73,683	$68,609

For the period ended December 31, 2025 and 2024, total depreciation expense was $6,919 and $ 8,670, respectively

NOTE 4 – INTANGIBLE ASSETS, Net

	As of December 31, 2025	As of September 30, 2025
Intangible assets (provisional)	$369,183	$-
Less: accumulated amortization	(30,765)	-
Intangible assets, Net	$338,418	$-

For the period ended December 31, 2025 and 2024, total amortization expense was $30,765 and $nil, respectively.

During the period ended December 31, 2025, the Company completed the acquisitions of three entities (see Note 6). The excess of the fair value of total consideration transferred, including equity consideration and contingent consideration liability, over the fair value of net tangible assets acquired was provisionally recorded as identifiable intangible assets. Based on management’s preliminary assessment, these intangible assets primarily relate to assembled workforce know-how and operational capabilities associated with the acquired businesses and have been assigned an estimated useful life of two years. The valuation of these intangible assets is preliminary and subject to adjustment during the measurement period as additional information becomes available.

Estimated amortization expense for the next three years is as follows:

September 30, 2026 (remaining)	$153,000
September 30, 2027	181,000
September 30, 2028	4,418

NOTE 5 – OPERATING LEASES

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

On December 1, 2025, the Company, through its subsidiary Haisen Shangliu Co. Limited (“HSCL”), entered into a new operating lease for the rental of one office with lease terms of two years. The aggregate monthly lease payment is approximately $645 (NT $20,000) per month, with aggregate commitment of approximately $15,480 (NT$480,000). In relation to the new lease, the Company recognized an operating lease right-of-use asset and related operating lease liability of $14,833 (NT$465,320) upon commencement of the new lease.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	For the three months ended December 31,
	2025	2024
Lease Cost

Operating lease cost	$21,408	$20,163

Other Information
Weighted average remaining lease term – operating leases (in years)	1.54	2.5
Weighted average discount rate for operating lease	3.26%	3.26%

Operating lease right-of-use asset for the period ended December 31, 2025 is as follows:

Right-of-use assets, net as of September 30, 2025	$144,022
New lease right-of-use asset recognized	14,833
Less: amortization	(20,325)
Foreign exchange translation	(3,866)
Right-of-use assets, net as of December 31, 2025	$134,664

Operating lease liabilities for the period ended December 31, 2025 is as follows:

Lease liability at September 30, 2025	$144,022
New lease liability recognized	14,833
Add: imputed interest	1,083
Less: principal repayment	(21,408)
Foreign exchange translation	(3,866)
Lease liability at December 31, 2025	$134,664

Lease liability current portion	$86,946
Lease liability non-current portion	47,718
Total operating lease liability	$134,664

Maturities of the Company’s lease liabilities are as follows:

2026	$67,353
2027	69,265
2028	1,275
Total lease payments	137,893
Less: Imputed interest	(3,229)
Present value of operating lease liabilities	$134,664

NOTE 6 – ACQUISITIONS

In November 2025, the Company completed the acquisition of equity interests in three unrelated companies:

Name of acquiree	Equity interest acquired	General description
Dong Li Fang Zhou Co. Limited (“DLFZ”)	51%	DLFZ sells automotive lubricant and car care products
Homula Limited Company (“HLC”)	51%	HLC sells interior and architectural materials
Haisen Shangliu Co. Limited (“HSCL”)	51%	HSCL sells consumer products

The Company utilized the acquisition method of accounting for the acquisitions in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to acquired tangible assets, identifiable intangible assets, and assumed liabilities at their estimated fair values as of the date of acquisition. The Company acquired the three entities from existing shareholders for (i) cash consideration of $48,837 (NT$ 1,530,000); (ii) 331,350 shares of the Company’s common stock issuable upon execution of acquisition agreements; and (iii) contingent consideration consisting of an estimated 356,202 shares of the Company’s common stock (out of a maximum of 6,295,650 shares) issuable upon the achievement of specified post-acquisition revenue milestones. Contingent shares not earned in accordance with the performance milestones are forfeited.

	Dong Li Fang Zhou	Homula	Haisen Shangliu	Effect of exchange rate changes	Total
Fair value of consideration
Cash	$16,351	$16,351	$16,257	$(122)	$48,837
Fair value of common stock (331,350 total shares to be issued)	55,225	55,225	55,225	(634)	165,041
Fair value of contingent consideration liability	59,367	59,367	59,026	(681)	177,079
Total consideration transferred	130,943	130,943	130,508	(1,437)	390,957
Non-controlling interest (49%)	13,205	(7,588)	15,272	(31)	20,858
Total fair value	$144,148	$123,355	145,780	$(1,468)	$411,815

Allocation to assets acquired and liabilities assumed:
Cash	$2,675	$19,373	$31,891	$-	$53,939
Prepaid expenses	74,397	15,481	238	-	90,116
Office equipment	-	3,347	4,153	-	7,500
Accounts and other payables	(50,123)	(53,686)	(5,114)	-	(108,923)
Net tangible assets	26,949	(15,485)	31,168	-	42,632

Intangible assets (provisional)	117,199	138,840	114,612	(1,468)	369,183
Total net assets acquired	$144,148	$123,355	$145,780	$(1,468)	$411,815

The results of Dong Li Fang Zhou, Homula Limited, and Haisen Shangliu are included in the Company’s unaudited condensed consolidated financial statements from the date acquired in November 2025 through December 31, 2025. The Company has not disclosed pro-forma revenue and earnings attributable to Dong Li Fang Zhou, Homula Limited, and Haisen Shangliu as they did not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 7– ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of December 31, 2025	As of September 30, 2025
Accrual expenses	$43,095	$56,127
Account payables	6,454	-
Other payables	92,218	6,955
Total	$141,767	$63,082

As of December 31, 2025 and September 30, 2025, accrued liabilities and other payables are made up of salary payable, statutory contribution, audit fees and etc.

NOTE 8 - STOCKHOLDERS’ EQUITY

As of December 31, 2025 the Company has 600,000,000 shares of commons stock authorized and 216,779,700 shares of common stock issued and outstanding, respectively.

During the three months ended December 31, 2025 and 2024, the Company did not issue any shares of common stock.

NOTE 9 - RELATED PARTY TRANSACTIONS

Mr. Hsu Shou Hung (“Mr. Hsu”), a founder of the Company, is currently the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and sole director. As of December 31, 2025, Mr. Hsu collectively owns 96,260,000 shares, or 44.40%, of the Company’s restricted Common Stock.

At December 31, 2025 and September 30, 2025, $9,645 and $7,739, respectively, are due to Mr. Hsu for advances to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

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

For the three months ended December 31, 2025 and 2024, the Company incurred the following fees to Leader:

		For the three months ended December 31,
Paid to:	Description	2025	2024
LCHC	IT services	$-	$17,613
LOC	IT services	-	-
	Total	$-	$17,613

Dong Li Fang Zhou Co. Limited

Ms. Yu Yi Jen is a director and holds a 49% equity interest in DLFZ. As of the reporting date, there is an amount due to Ms. Yu of $23,883, due on demand representing advances provided primarily to support DLFZ’s daily operating activities.

Homula Limited Company

Mr. Tsan Jui Chin is a director and holds a 16% equity interest in HLC. As of the reporting date, there is an amount due to Mr. Tsan of $45,069, due on demand representing advances provided primarily to support HLC’s daily operating activities. In addition, HLC has an amount payable of $128 to Mr. Tsan, mainly related to office lease expenses.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In August, 2024, the Company signed a contract with a third-party consultant and agreed to pay a total of $1.2 million for certain advisory services associated with the Company’s planned Initial Public Offering, and other consulting services. For the periods ended December 31, 2025 and 2024, there were no fees incurred related to this contract.

NOTE 11 - SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”) has been identified as the Company’s Chief Executive Officer (“CEO”). The Company’s CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it has two operating segment composed of the consolidated financial results of DFP Holdings Limited. All of our revenue is derived from one country which is in Taiwan.

Service income is primarily attributable to the Company’s principal business of delivering online and in-person media and leadership training courses. Sales of products is mainly contributed by the three recently acquired companies (DLFZ, HLC, and HSCL), whose principal business activities involve trading operations, as further described in the “Description of Business” section.

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services, income taxes, and other administrative expenses:

	For the three months ended December 31, 2025
By Business Unit	Services Business	Sale of Products	Total
Revenue	$64,638	$56,252	$120,890

Cost of revenue	(68,089)	(29,538)	(97,627)
Gross profit (loss)	(3,451)	26,714	23,263

General and administrative expenses
Salaries and related	(93,372)	(8,183)	(101,555)
Operating expenses	(121,716)	(31,993)	(153,709)

Loss from operations	$(218,539)	$(13,462)	$(232,001)

Total other income	4,365	58	4,423

Income tax expenses	-	-	-

Net loss	$(214,174)	(13,404)	(227,578)

	For the three months ended December 31, 2025
By Business Unit	Services Business	Total
Revenue
	$442,777	$442,777
Cost of revenue	(122,932)	(122,932)
Gross profit	319,845	319,845

General and administrative expenses
Salaries and related	130,577	130,577
Operating expenses	125,043	125,043

Gain from operations	$64,225	$64,225

Total other income	11,821	11,821

Income tax expenses	(46,296)	(46,296)

Net profit	$29,750	$29,750

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after December 31, 2025 up through the date the Company issued the financial statements. During this period, there was no material subsequent event which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

DFP Holdings Limited (the “Company” or “we”) was incorporated in the State of Nevada on December 8, 2021, and has a fiscal year end of September 30.

GOING CONCERN

The Company has an accumulated deficit of $2,461,330 as of December 31, 2025. To date, the operations have been primarily financed through the issuance of common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this Quarterly Report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s revenue consists of revenue from services and revenue from products. Revenue from services represent delivering online and in-person media and leadership training courses (“service revenue”) . In addition, the Company sells products to customers (“product revenue”).

Revenue is recognized in the period in which the services or products are delivered, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company recognizes deferred revenue at each period end for contracts that have been paid but which the related service or product has not been performed or delivered. The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

2025:

For the three months ended December 31, 2025, we generated revenue of $120,890.

For the three months ended December 31, 2025, operating costs and expenses were $339,070, including cost of revenue of $97,627, general and administrative expenses of $255,136, and general and administrative expenses to related party of $128, respectively.

2024:

For the three months ended December 31, 2024, we generated revenue of $442,777.

For the three months ended December 31, 2024, operating costs and expenses were $378,552, including cost of revenue of $122,932, general and administrative expenses of $238,007, and general and administrative expenses to related party of $17,613, respectively.

Liquidity and Capital Resources

For the three-month period ended December 31, 2025, the Company recorded a net loss of $227,578 and used cash in operations of $109,546. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this Report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this Report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2025 due to material weaknesses in our internal control over financial reporting as described below.

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

Inherent Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design and disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to the cost.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

DFP HOLDINGS LIMITED
(Name of Registrant)

Date: February 23, 2026	By:	/s/ Hsu Shou Hung
	Name:	Hsu Shou Hung
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

