Form 10-Q
period 2026-03-31
DFP HOLDINGS Ltd
filed 2026-05-15
CIK 1976900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on May 15, 2026
Common Stock, $0.0001 par value	217,111,050

DFP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 (UNAUDITED) AND SEPTEMBER 30, 2025

(Expressed in U.S. Dollars)

	As of March 31, 2026	As of September 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$859,269	$1,363,759
Restricted cash	46,802	49,213
Accounts receivable	64,540	-
Inventories	81,080	-
Deposit-related party	250,000	-
Prepaid expenses and other current assets	48,903	40,154
Total current assets	1,350,594	1,453,126

Non-current assets:
Property and equipment, net	71,648	68,609
Operating lease right-of-use asset	110,791	144,022
Lease deposits	13,729	14,436
Intangible assets, net (provisional)	286,069	-

TOTAL ASSETS	$1,832,831	$1,680,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$153,724	$63,082
Deferred revenue	204,943	68,820
Due to officer	11,759	7,739
Due to non-controlling interest	64,873	-
Operating lease liability – current portion	85,798	80,632
Contingent consideration liability	173,322	-
Total current liabilities	694,419	220,273

Non-current liabilities:
Operating lease liability – non-current portion	24,993	63,390
Total non-current liabilities	24,993	63,390

TOTAL LIABILITIES	719,412	283,663

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 217,111,050 and 216,779,700 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively	21,711	21,678
Additional paid in capital	3,771,591	3,606,583
Accumulated other comprehensive loss	(8,156)	3,202
Accumulated deficit	(2,678,045)	(2,234,933)
Total DFP Holdings Limited stockholders’ equity	1,107,101	1,396,530

Non-controlling interests	6,318	-
Total stockholders’ equity	1,113,419	1,396,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,832,831	$1,680,193

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in U.S. Dollars)

(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
NET REVENUES
Services	$102,104	$233,372	$166,742	$672,082
Products	262,950	14,333	319,202	18,400
Net revenue	365,054	247,705	485,944	690,482

OPERATING COSTS AND EXPENSES:
Cost of revenues	286,270	90,463	383,897	213,395
General and administrative expense	308,350	185,002	563,486	423,009
General and administrative expense-related party	762	22,099	890	39,712
Total operating costs and expenses	595,382	297,564	948,273	676,116

LOSS FROM OPERATIONS	(230,328)	(49,859)	(462,329)	14,366

OTHER INCOME:
Interest income	254	169	4,677	11,990

INCOME (LOSS) BEFORE TAXES	(230,074)	(49,690)	(457,652)	26,356
(Provision) benefit for income taxes	-	434	-	(45,862)
NET LOSS	(230,074)	(49,256)	(457,652)	(19,506)
Less: Net loss attributable to non-controlling interest	13,359	-	14,540	-
Net loss attributable to DFP Holdings Limited	$(216,715)	$(49,256)	$(443,112)	$(19,506)

NET LOSS PER SHARE-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING	216,899,860	216,779,700	216,839,452	216,779,700

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in U.S. Dollars)

(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Net income (loss) attributable to DFP Holdings Limited	$(216,715)	$(49,256)	$(443,112)	$(19,506)
Other comprehensive (loss) income:
-Foreign currency translation loss	(6,491)	(4,115)	(11,358)	(16,133)
COMPREHENSIVE INCOME (LOSS)
Comprehensive loss attributable to noncontrolling interest	-	-	-	-
Comprehensive income (loss) attributable to DFP Holdings Limited	$(223,206)	$(53,371)	$(454,470)	$(35,639)

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in U.S. Dollars)

(UNAUDITED)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE LOSS	SHARES TO BE ISSUED	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of September 30, 2025	216,779,700	$21,678	$3,606,583	$(2,234,933)	$3,202	$-	$-	$1,396,530
Foreign currency translation	-	-	-	-	(4,867)	-	-	(4,867)
Shares to be issued related to acquisitions	-	-	-	-	-	165,041	-	165,041
Acquisition of non-controlling interests	-	-	-	-	-	-	20,858	20,858
Net loss	-	-	-	(226,397)	-	-	(1,181)	(227,578)
Balance as of December 31, 2025 (Unaudited)	216,779,700	21,678	3,606,583	(2,461,330)	(1,665)	165,041	19,677	1,349,984
Foreign currency translation	-	-	-	-	(6,491)	-	-	(6,491)
Shares issued related to acquisitions	331,350	33	165,008	-	-	(165,041)	-	-
Net loss	-	-	-	(216,715)	-	-	(13,359)	(230,074)
Balance as of March 31, 2026 (Unaudited)	217,111,050	$21,711	$3,771,591	$(2,678,045)	$(8,156)	$-	$6,318	$1,113,419

	COMMON STOCK				ACCUMULATED
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSS	SHARES TO BE ISSUED	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of September 30, 2024	216,779,700	$21,678	$3,610,522	$(1,781,406)	$(7,855)	$-	$-	$1,842,939
Foreign currency translation	-	-	-	-	(12,018)	-	-	(12,018)
Net Income	-	-	-	29,750	-	-	-	29,750
Balance as of December 31, 2024 (Unaudited)	216,779,700	21,678	3,610,522	(1,751,656)	(19,873)	-	-	1,860,671
Foreign currency translation	-	-	-	-	(4,115)	-	-	(4,115)
Net loss	-	-	-	(49,256)	-	-	-	(49,256)
Balance as of March 31, 2025 (Unaudited)	216,779,700	$21,678	$3,610,522	$(1,800,912)	$(23,988)	$-	$-	$1,807,300

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in U.S. Dollars)

(Unaudited)

	Six months ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(457,652)	$(19,506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash operating lease cost	41,619	45,756
Depreciation and amortization	88,867	10,846
Changes in operating assets and liabilities:
Accounts receivable	(64,540)	-
Inventories	(81,080)	(5,878)
Prepaid expenses and other current assets	81,370	(10,714)
Prepaid expenses-related party	-	1,418
Accounts payable and accrued liabilities	(17,761)	9,656
Deferred revenue	136,123	(48,233)
Income tax payable	-	45,084
Operating lease liability	(41,619)	(45,756)
Net cash used in operating activities	(314,673)	(17,327)

Cash flows from investing activities:
Purchase of property and equipment	(11,294)	(23,528)
Deposit-related party	(250,000)
Cash acquired in acquisitions, net of cash paid	4,978	-
Net cash used in investing activities	(256,316)	(23,528)

Cash flows from financing activities:
Advances from officer	4,020	2,773
Advances from non-controlling interests	64,353	-
Net cash provided by financing activities	68,373	2,773

Effect of exchange rate changes in cash and cash equivalents	(4,285)	(12,147)
Net increase in cash, cash equivalents, and restricted cash	(506,901)	(50,229)
Cash, cash equivalents, and restricted cash, beginning of year	1,412,972	1,935,664

Cash, cash equivalents and restricted cash, end of year	$906,071	$1,885,435

Supplemental disclosure of cash flow information:
Income taxes paid	$14,747	$23,608

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

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

On April 15, 2025, the Company acquired 100% of Huang Tian Limited (DFP Huang Tian), a company incorporated in Taiwan, from Mr. Hsu Shou Hung, the CEO of the Company, for a purchase price of approximately $9,120 (NT$ 300,000).

In November 2025, the Company completed the acquisition of the 51% controlling equity interests in three unrelated companies, Dong Li Fang Zhou Co. Limited (“DLFZ”), Homula Limited Company (“HLC”), and Haisen Shangliu Co. Limited (“HSCL”) (see Note 6).

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the period ended March 31, 2026, the Company recorded a net loss of $457,652 and used cash in operations of $314,673. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries DFP Seychelles, DFP Taiwan, TIDE, and DFP Huang Tian, and its 51% owned subsidiaries DLFZ, HLC, and HSCL. Intercompany accounts and transactions have been eliminated in consolidation.

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

The following table provides information about disaggregated revenue:

	For the six months ended March 31,
	2026	2025
Service revenue	$166,742	$672,082
Product revenue	319,202	18,400
Total revenue	$485,944	$690,482

Cost of revenue

Cost of service revenue primarily consists of commissions, advertising and promotion fee, facility rentals directly attributable to the courses rendered, and cost of products.

	For the six months ended March 31,
	2026	2025
Commissions	$52,649	$168,934
Advertising	24,661	13,482
Rental of instructional facilities	20,297	18,677
Cost of products sold	230,703	1,684
Other	55,587	10,618
Total cost of revenue	$383,897	$213,395

Cash, cash equivalents and restricted cash

Cash equivalents include demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities at purchase of three months or less, including money market funds.

	As of March 31, 2026	As of September 30, 2025

Cash and cash equivalents
Denominated in United States Dollars	$661,581	$1,142,551
Denominated in New Taiwan Dollars	197,688	221,208
Cash and cash equivalents	859,269	1,363,759
Restricted cash	46,802	49,213
Cash, cash equivalents and restricted cash	$906,071	$1,412,972

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of March 31, 2026, substantially all the Company’s cash was held by two major financial institutions located in Taiwan, which management believes is of high credit quality. At March 31, 2026, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

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

Inventories

The Company purchases finished goods merchandise inventory which is stated at the lower of cost or net realizable value. For the six months ended March 31, 2026, there were no write-downs of inventory.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended March 31,
	2026	2025
Period-end NT$ : US$1 exchange rate	32.05	33.26
Period-average NT$ : US$1 exchange rate	31.32	32.70

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

At March 31, 2026 and 2025, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the six months ended March 31, 2026 and 2025, no customer accounted for 10% or more of the Company’s revenue.

For the six months ended March 31, 2026 and 2025, no service provider accounted for 10% or more of the Company’s operating costs and expenses.

Segments

Our Chief Executive Officer (“CEO”) is our chief operating decision maker (“CODM”). Our CEO evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. We have determined that we operate as two reportable segments composed of service business segment and sale of products segment.

Our CODM uses consolidated net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include salaries and related, commissions, and operating expenses (see Note 9).

Recent accounting pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Clarifying the Effective Date to further clarify the effective date of ASU 2024-03. ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses.

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

NOTE 2 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of March 31, 2026	As of September 30, 2025
Prepaid expenses	$21,244	$12,056
Deposits	22,465	25,032
Other	5,194	3,066
Total	$48,903	$40,154

As of March 31, 2026 and September 30, 2025, prepaid expenses are made up of prepaid commissions and fees.

NOTE 3 – PROPERTY AND EQUIPMENT, Net

	As of March 31, 2026	As of September 30, 2025
Office equipment	$23,529	$10,513
Leasehold improvements	68,598	70,160
Motor vehicle	26,818	25,019
	118,945	105,692
Less: accumulated depreciation	(47,297)	(37,083)
	$71,648	$68,609

For the period ended March 31, 2026 and 2025, total depreciation expense was $12,259 and $10,846, respectively

NOTE 4 – INTANGIBLE ASSETS, Net

	As of March 31, 2026	As of September 30, 2025
Intangible assets	$369,183	$-
Less: accumulated amortization	(83,114)	-
Intangible assets, Net	$286,069	$-

For the period ended March 31, 2026, total amortization expense was $83,114. For the period ended March 31, 2025, there was no amortization expense recorded.

During the period ended March 31, 2026, the Company completed the acquisitions of three entities (see Note 6). The excess of the fair value of total consideration transferred, including equity consideration and contingent consideration liability, over the fair value of net tangible assets acquired was provisionally recorded as identifiable intangible assets. Based on management’s preliminary assessment, these intangible assets primarily relate to assembled workforce know-how and operational capabilities associated with the acquired businesses and have been assigned an estimated useful life of two years. The valuation of these intangible assets is preliminary and subject to adjustment during the measurement period as additional information becomes available.

Estimated amortization expense for the next three years is as follows:

September 30, 2026 (remaining)	$92,560
September 30, 2027	185,120
September 30, 2028	8,389

NOTE 5 – OPERATING LEASES

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	For the six months ended March 31,
	2026	2025
Lease Cost

Operating lease cost	$41,619	$39,406

Other Information
Weighted average remaining lease term – operating leases (in years)	1.30	2.25
Weighted average discount rate for operating lease	3.26%	3.26%

Operating lease right-of-use asset for the period ended March 31, 2026 is as follows:

Right-of-use assets, net as of September 30, 2025	$144,022
New lease right-of-use asset recognized	14,519
Less: amortization	(41,619)
Foreign exchange translation	(6,131)
Right-of-use assets, net as of March 31, 2026	$110,791

Operating lease liabilities for the period ended March 31, 2026 is as follows:

Lease liability at September 30, 2025	$144,022
New lease liability recognized	14,519
Add: imputed interest	2,054
Less: principal repayment	(43,690)
Foreign exchange translation	(6,114)
Lease liability at March 31, 2026	$110,791

Lease liability current portion	$85,798
Lease liability non-current portion	24,993
Total operating lease liability	$110,791

Maturities of the Company’s lease liabilities are as follows:

2026	$43,949
2027	67,796
2028	1,248
Total lease payments	112,993
Less: Imputed interest	(2,202)
Present value of operating lease liabilities	$110,791

NOTE 6 – ACQUISITIONS

In November 2025, the Company completed the acquisition of the 51% controlling equity interests in three unrelated companies:

Name of acquiree	Equity interest acquired	General description
Dong Li Fang Zhou Co. Limited (“DLFZ”)	51%	DLFZ sells automotive lubricant and car care products
Homula Limited Company (“HLC”)	51%	HLC sells interior and architectural materials
Haisen Shangliu Co. Limited (“HSCL”)	51%	HSCL sells consumer products

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

	Dong Li Fang Zhou	Homula	Haisen Shangliu	Effect of exchange rate changes	Total
Fair value of consideration
Cash	$16,351	$16,351	$16,257	$(122)	$48,837
Fair value of common stock (331,350 total shares issued)	55,225	55,225	55,225	(634)	165,041
Fair value of contingent consideration liability	59,367	59,367	59,026	(681)	177,079
Total consideration transferred	130,943	130,943	130,508	(1,437)	390,957
Non-controlling interest (49%)	13,205	(7,588)	15,272	(31)	20,858
Total fair value	$144,148	$123,355	145,780	$(1,468)	$411,815

Allocation to assets acquired and liabilities assumed:
Cash	$2,675	$19,373	$31,891	$-	$53,939
Prepaid expenses	74,397	15,481	238	-	90,116
Office equipment	-	3,347	4,153	-	7,500
Accounts and other payables	(50,123)	(53,686)	(5,114)	-	(108,923)
Net tangible assets	26,949	(15,485)	31,168	-	42,632

Intangible assets (provisional)	117,199	138,840	114,612	(1,468)	369,183
Total net assets acquired	$144,148	$123,355	$145,780	$(1,468)	$411,815

The results of Dong Li Fang Zhou, Homula Limited, and Haisen Shangliu are included in the Company’s unaudited condensed consolidated financial statements from the date acquired in November 2025 through March 31, 2026. The Company has not disclosed pro-forma revenue and earnings attributable to Dong Li Fang Zhou, Homula Limited, and Haisen Shangliu as they did not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 7– ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of March 31, 2026	As of September 30, 2025
Accrual expenses	$46,363	$56,127
Account payables	41,600	-
Other payables	65,761	6,955
Total	$153,724	$63,082

As of March 31, 2026 and September 30, 2025, accrued liabilities and other payables are made up of salary payable, statutory contribution, audit fees and etc.

NOTE 8 - STOCKHOLDERS’ EQUITY

As of March 31, 2026 the Company has 600,000,000 shares of commons stock authorized and 217,111,050 shares of common stock issued and outstanding, respectively.

During the six months ended March 31, 2026, the Company issued 331,350 shares of common stock with a fair value of $165,041 for the acquisitions of DFLZ, HCL, and HSCL (see Note 6).

NOTE 9 - RELATED PARTY TRANSACTIONS

Mr. Hsu Shou Hung (“Mr. Hsu”), a founder of the Company, is currently the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and sole director. As of March 31, 2026, Mr. Hsu collectively owns 96,260,000 shares, or 44.34%, of the Company’s restricted Common Stock.

At March 31, 2026 and September 30, 2025, $11,759 and $7,739, respectively, are due to Mr. Hsu for advances to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

Digital Frontier

On April 10, 2025, the Company, Mr. Hsu Shou Hung, the Company’s CEO and CFO, and a Singapore private company, formed Digital Frontier Platforms Pte Ltd (“Digital Frontier”). Digital Frontier will be owned 35% by the Company, 30% by Mr. Hsu, and 35% by the Singapore private company. On March 4, 2026, the Company deposited $250,000 (out of a commitment of $1,050,000) to Digital Frontier to be transferred to its share capital account once the other two shareholders have made their respective capital contributions. As of the date of this filing, various corporate formation and governance documents have not been completed for Digital Frontier, and the $250,000 is presented as a deposit-related party. Digital Frontier is being established to pursue opportunities in the digital economy initially concentrating on the education sector.

Leader Capital Holdings Corp.

Mr. Lin Yi Hsiu (“Jeff Lin”) is Chief Executive Officer and a director of Leader Capital Holdings Corp. (“LCHC”). LCHC owns 350,510 shares of the Company’s restricted Common Stock and is a 0.16% shareholder in the Company. In addition, CPN Investment Limited (“CPN”), a company wholly owned by Jeff Lin, owns 14,868,939 shares of the Company’s restricted Common Stock, and is also a 6.85% shareholder of the Company.

LCHC, through its wholly owned subsidiary, LOC Weibo Co., Limited (“LOC”) provides IT and maintenance services to the Company. Leader Financial Asset Management Limited (“LFAML”), another company wholly owned by Jeff Lin, provides consulting and company secretarial services to the Company.

For the six months ended March 31, 2026 and 2025, the Company incurred the following fees to Leader:

		For the six months ended March 31,
Paid to:	Description	2026	2025
LCHC	IT services	$-	$18,000
LOC	IT services	-	21,712
	Total	$-	$39,712

Dong Li Fang Zhou Co. Limited

Ms. Yu Yi Jen is a director and holds a 49% equity interest in DLFZ. As of the reporting date, there is an amount due to Ms. Yu of $16,106, due on demand representing advances provided primarily to support DLFZ’s daily operating activities.

Homula Limited Company

Mr. Tsan Jui Chin is a director and holds a 16% equity interest in HLC. As of the reporting date, there is an amount due to Mr. Tsan of $48,767, due on demand representing advances provided primarily to support HLC’s daily operating activities. In addition, HLC has an amount payable of $890 to Mr. Tsan, mainly related to office lease expenses.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In August, 2024, the Company signed a contract with a third-party consultant and agreed to pay a total of $1.2 million for certain advisory services associated with the Company’s planned Initial Public Offering, and other consulting services. For the periods ended March 31, 2026 and 2025, there were no fees incurred related to this contract.

NOTE 11 - SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”) has been identified as the Company’s Chief Executive Officer (“CEO”). The Company’s CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it has two operating segments composed of the consolidated financial results of DFP Holdings Limited. All of our revenue is derived from one country which is in Taiwan.

Service income is primarily attributable to the Company’s business of delivering online and in-person media and leadership training courses. Sales of products is mainly contributed by the three recently acquired companies (DLFZ, HLC, and HSCL).

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services, income taxes, and other administrative expenses:

	For the six months ended March 31, 2026
By Business Unit	Services Business	Sale of Products	Total
Revenue	$166,742	$319,202	$485,944

Cost of revenue	(123,203)	(260,694)	(383,897)
Gross profit	43,539	58,508	102,047

General and administrative expenses
Salaries and related	(161,099)	(31,705)	(192,804)
Operating expenses	(329,049)	(42,523)	(371,572)

Loss from operations	$(446,609)	$(15,720)	$(462,329)

Total other income	4,592	85	4,677

Income tax expenses	-	-	-

Net loss	$(442,017)	(15,635)	(457,652)

	For the six months ended March 31, 2025
By Business Unit (Service Business only)	Services Business	Total
Revenue	$690,482	$690,482

Cost of revenue	(213,395)	(213,395)
Gross profit	477,087	477,087

General and administrative expenses
Salaries and related	(211,207)	(211,207)
Operating expenses	(251,514)	(251,514)

Gain from operations	$14,366	$14,366

Total other income	11,990	11,990

Income tax expenses	(45,862)	(45,862)

Net loss	$(19,506)	$(19,506)

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after March 31, 2026, up to the date that the condensed consolidated financial statements were available to be issued. Based on this evaluation, the Company determined that there were no material subsequent events requiring recognition or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

DFP Holdings Limited (the “Company” or “we”) was incorporated in the State of Nevada on December 8, 2021, and has a fiscal year end of September 30.

GOING CONCERN

For the period ended March 31, 2026, the Company recorded a net loss of $457,652 and used cash in operations of $314,673. To date, the operations have been primarily financed through the issuance of common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this Quarterly Report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

2026:

For the three and six months ended March 31, 2026, we generated revenue of $365,054 and $485,944 respectively.

For the three months ended March 31, 2026, operating costs and expenses were $595,382, including cost of revenue of $286,270, general and administrative expenses of $308,350 and general and administrative expenses to related party of $762, respectively.

For the six months ended March 31, 2026, operating costs and expenses were $948,273, including cost of revenue of $383,897, general and administrative expenses of $563,486 and general and administrative expenses to related party of $890, respectively.

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

Liquidity and Capital Resources

For the six-month period ended March 31, 2026, the Company recorded a net loss of $457,652 and used cash in operations of $314,673. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this Report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this Report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2026 due to material weaknesses in our internal control over financial reporting as described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

DFP HOLDINGS LIMITED
(Name of Registrant)

Date: May 15, 2026	By:	/s/ Hsu Shou Hung
	Name:	Hsu Shou Hung
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

