Form 10-Q
period 2026-06-30
DFP HOLDINGS Ltd
filed 2026-08-13
CIK 1976900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on August 12, 2026
Common Stock, $0.0001 par value	217,111,050

DFP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 (UNAUDITED) AND SEPTEMBER 30, 2025

(Expressed in U.S. Dollars)

	As of June 30, 2026	As of September 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$326,522	$1,363,759
Restricted cash	47,096	49,213
Accounts receivable	152,690	-
Inventories	91,137	-
Deposit for related party investment	750,000	-
Prepaid expenses and other current assets	55,687	40,154
Total current assets	1,423,132	1,453,126

Non-current assets:
Property and equipment, net	64,753	68,609
Operating lease right-of-use asset	90,166	144,022
Lease deposits	13,815	14,436
Intangible assets, net (provisional)	242,413	-

TOTAL ASSETS	$1,834,279	$1,680,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$318,463	$63,082
Deferred revenue	280,892	68,820
Due to officer	9,342	7,739
Due to non-controlling interest	70,064	-
Operating lease liability – current portion	87,043	80,632
Contingent consideration liability	174,410	-
Total current liabilities	940,214	220,273

Non-current liabilities:
Operating lease liability – non-current portion	3,123	63,390
Total non-current liabilities	3,123	63,390

TOTAL LIABILITIES	943,337	283,663

Stockholders’ equity:
Preferred Stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 600,000,000 shares authorized; 217,111,050 and 216,779,700 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	21,711	21,678
Additional paid in capital	3,771,591	3,606,583
Accumulated other comprehensive loss	(11,032)	3,202
Accumulated deficit	(2,853,641)	(2,234,933)
Total DFP Holdings Limited stockholders’ equity	928,629	1,396,530

Non-controlling interests	(37,687)	-
Total stockholders’ equity	890,942	1,396,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,834,279	$1,680,193

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in U.S. Dollars)

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
NET REVENUES
Services	$125,567	$236,189	$292,309	$922,965
Products	439,284	4,564	758,486	8,270
Net revenue	564,851	240,753	1,050,795	931,235

OPERATING COSTS AND EXPENSES:
Cost of services revenues	24,428	94,490	147,631	307,885
Cost of products revenues	492,943	-	753,637	-
General and administrative expense	269,076	453,963	832,562	876,972
General and administrative expense-related party	760	18,258	1,650	57,970
Total operating costs and expenses	787,207	566,711	1,735,480	1,242,827

LOSS FROM OPERATIONS	(222,356)	(325,958)	(684,685)	(311,592)

OTHER INCOME:
Interest income	2,755	7,018	7,432	19,008

LOSS BEFORE TAXES	(219,601)	(318,940)	(677,253)	(292,584)
Provision for income taxes	-	(2,325)	-	(48,187)
NET LOSS	(219,601)	(321,265)	(677,253)	(340,771)
Less: Net loss attributable to non-controlling interest	44,005	-	58,545	-
Net loss attributable to DFP Holdings Limited	$(175,596)	$(321,265)	$(618,708)	$(340,771)

NET LOSS PER SHARE-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING	216,901,194	216,779,700	215,816,817	215,246,993

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in U.S. Dollars)

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Net loss	$(219,601)	$(321,265)	$(677,253)	$(340,771)
Other comprehensive (loss) income:
-Foreign currency translation gain/(loss)	(2,876)	40,724	(14,234)	24,591
COMPREHENSIVE INCOME (LOSS)	(222,477)	(280,541)	(691,487)	(316,180)
Comprehensive loss attributable to noncontrolling interest	44,005	-	58,545	-
Comprehensive loss attributable to DFP Holdings Limited	$(178,472)	$(280,541)	$(632,942)	$(316,180)

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in U.S. Dollars)

(UNAUDITED)

	COMMON STOCK					SHARES
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE LOSS	TO BE ISSUED	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of September 30, 2025	216,779,700	$21,678	$3,606,583	$(2,234,933)	$3,202	$-	$-	$1,396,530
Foreign currency translation	-	-	-	-	(4,867)	-	-	(4,867)
Shares to be issued related to acquisitions	-	-	-	-	-	165,041	-	165,041
Acquisition of non-controlling interests	-	-	-	-	-	-	20,858	20,858
Net loss	-	-	-	(226,397)	-	-	(1,181)	(227,578)
Balance as of December 31, 2025 (Unaudited)	216,779,700	21,678	3,606,583	(2,461,330)	(1,665)	165,041	19,677	1,349,984
Foreign currency translation	-	-	-	-	(6,491)	-	-	(6,491)
Shares issued related to acquisitions	331,350	33	165,008	-	-	(165,041)	-	-
Net loss	-	-	-	(216,715)	-	-	(13,359)	(230,074)
Balance as of March 31, 2026 (Unaudited)	217,111,050	21,711	3,771,591	(2,678,045)	(8,156)	-	6,318	1,113,419
Foreign currency translation					(2,876)			(2,876)
Net loss				(175,596)			(44,005)	(219,601)
Balance as of June 30, 2026 (Unaudited)	217,111,050	$21,711	$3,771,591	$(2,853,641)	$(11,032)	$-	$(37,687)	$890,942

	COMMON STOCK				ACCUMULATED	SHARES
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSS	TO BE ISSUED	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
Balance as of September 30, 2024	216,779,700	$21,678	$3,610,522	$(1,781,406)	$(7,855)	$-	$-	$1,842,939
Foreign currency translation	-	-	-	-	(12,018)	-	-	(12,018)
Net Income	-	-	-	29,750	-	-	-	29,750
Balance as of December 31, 2024 (Unaudited)	216,779,700	21,678	3,610,522	(1,751,656)	(19,873)	-	-	1,860,671

Foreign currency translation	-	-	-	-	(4,115)	-	-	(4,115)
Net loss	-	-	-	(49,256)	-	-	-	(49,256)
Balance as of March 31, 2025 (Unaudited)	216,779,700	$21,678	$3,610,522	$(1,800,912)	$(23,988)	$-	$-	$1,807,300
Foreign currency translation	-	-	-	-	40,724	-	-	40,724
Acquisition of entity under common control	-	-	(3,939)	-	-	-	-	(3,939)
Net loss	-	-	-	(321,265)	-	-		(321,265)
Balance as of June 30, 2025 (Unaudited)	216,779,700	$21,678	$3,606,583	$(2,122,177)	$16,736	$-	$-	$1,522,820

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in U.S. Dollars)

(Unaudited)

	Nine months ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(677,253)	$(340,771)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Operating lease cost	63,109	-
Depreciation and amortization	142,084	66,791
Changes in operating assets and liabilities:
Accounts receivable	(165,251)	-
Inventories	(92,065)	(6,697)
Prepaid expenses and other current assets	74,585	(15,101)
Prepaid expenses-related party	-	18,027
Accounts payable and accrued liabilities	146,978	(16,304)
Deferred revenue	212,072	(65,956)
Operating lease liability	(63,109)	(55,945)
Net cash used in operating activities	(358,850)	(415,956)

Cash flows from investing activities:
Purchase of property and equipment	(11,269)	(27,939)
Deposit for related party investment	(750,000)	-
Deposit related party	-	(100,000)
Cash acquired in acquisitions, net of cash paid	4,804	-
Net cash used in investing activities	(756,465)	(127,939)

Cash flows from financing activities:
Advances from officer	1,602	4,464
Advances from non-controlling interests	69,544	-
Net cash provided by financing activities	71,146	4,464

Effect of exchange rate changes in cash and cash equivalents	4,815	21,615
Net increase in cash, cash equivalents, and restricted cash	(1,039,354)	(517,816)
Cash, cash equivalents, and restricted cash, beginning of year	1,412,972	1,935,664

Cash, cash equivalents and restricted cash, end of year	$373,618	$1,417,848

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$48,349
Initial recognition of operating lease right-of-use assets and operating lease obligations	14,738	-

See accompanying notes to the condensed consolidated financial statements.

DFP HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the period ended June 30, 2026, the Company recorded a net loss of $677,253 and used cash in operations of $358,850. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The following table provides information about disaggregated revenue:

	For the three months ended June 30,
	2026	2025
Service revenue	$125,567	$236,189
Product revenue	439,284	4,564
Total revenue	$564,851	$240,753

	For the nine months ended June 30,
	2026	2025
Service revenue	$292,309	$922,965
Product revenue	758,486	8,270
Total revenue	$1,050,795	$931,235

Cost of revenue

Cost of service revenue primarily consists of commissions, advertising and promotion fee, facility rentals directly attributable to the courses rendered, and cost of products.

	For the three months ended June 30,
	2026	2025
Commissions	$8,520	$55,638
Advertising	14,468	3,896
Rental of instructional facilities	6,798	30,278
Other	14,038	4,678
Cost of products sold	473,547	-
Total cost of revenue	$517,371	$94,490

	For the nine months ended June 30,
	2026	2025
Commissions	$61,169	$224,572
Advertising	39,129	17,378
Rental of instructional facilities	27,095	48,955
Other	25,484	16,980
Cost of products sold	748,391	-
Total cost of revenue	$901,268	$307,885

Cash, cash equivalents and restricted cash

Cash equivalents include demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities at purchase of three months or less, including money market funds.

	As of June 30, 2026	As of September 30, 2025

Cash and cash equivalents
Denominated in United States Dollars	$82,852	$1,142,551
Denominated in New Taiwan Dollars	243,670	221,208
Cash and cash equivalents	326,522	1,363,759
Restricted cash	47,096	49,213
Cash, cash equivalents and restricted cash	$373,618	$1,412,972

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. As of June 30, 2026, substantially all the Company’s cash was held by two major financial institutions located in Taiwan, which management believes is of high credit quality. At June 30, 2026, none of the Company’s cash accounts are insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”).

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

Inventories

The Company purchases finished goods merchandise inventory which is stated at the lower of cost or net realizable value. For the nine months ended June 30, 2026, there were no write-downs of inventory.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended June 30,
	2026	2025
Period-end NT$ : US$1 exchange rate	31.85	29.20
Period-average NT$ : US$1 exchange rate	31.42	31.93

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

At June 30, 2026 and 2025, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Concentrations

For the nine months ended June 30, 2026 and 2025, no customer accounted for 10% or more of the Company’s revenue.

For the nine months ended June 30, 2026 and 2025, no service provider accounted for 10% or more of the Company’s operating costs and expenses.

At June 30, 2026, approximately 66% of our total accounts payable was owed to three vendors, out of a total of 15 vendor accounts payable accounts. These three vendors accounted for approximately 23%, 31%, and 12% of our total accounts payable, respectively.

Our accounts payable primarily relate to amounts due to vendors for goods and services provided in the ordinary course of business. We generally settle our accounts payable in accordance with the agreed payment terms with our vendors. Based on our current assessment, we do not anticipate any material issues with respect to the settlement of these accounts payable.

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

NOTE 2 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of June 30, 2026	As of September 30, 2025
Prepaid expenses	$27,307	$12,056
Deposits	22,606	25,032
Other	5,774	3,066
Total	$55,687	$40,154

As of June 30, 2026 and September 30, 2025, prepaid expenses are made up of prepaid commissions and fees.

NOTE 3 – PROPERTY AND EQUIPMENT, Net

	As of June 30, 2026	As of September 30, 2025
Office equipment	$23,677	$10,513
Leasehold improvements	69,029	70,160
Motor vehicle	26,987	25,019
	119,692	105,692
Less: accumulated depreciation	(54,939)	(37,083)
	$64,753	$68,609

For the period ended June 30, 2026 and 2025, total depreciation expense was $19,668 and $66,791, respectively

NOTE 4 – INTANGIBLE ASSETS, Net

	As of June 30, 2026	As of September 30, 2025
Intangible assets	$369,183	$-
Less: accumulated amortization	(126,770)	-
Intangible assets, Net	$242,413	$-

For the period ended June 30, 2026, total amortization expense was $126,770. For the period ended June 30, 2025, there was no amortization expense recorded.

During the period ended June 30, 2026, the Company completed the acquisitions of three entities (see Note 6). The excess of the fair value of total consideration transferred, including equity consideration and contingent consideration liability, over the fair value of net tangible assets acquired was provisionally recorded as identifiable intangible assets. Based on management’s preliminary assessment, these intangible assets primarily relate to assembled workforce know-how and operational capabilities associated with the acquired businesses and have been assigned an estimated useful life of two years. The valuation of these intangible assets is preliminary and subject to adjustment during the measurement period as additional information becomes available.

Estimated amortization expense for the next three years is as follows:

September 30, 2026 (remaining)	$45,474
September 30, 2027	181,895
September 30, 2028	15,044

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	For the nine months ended June 30,
	2026	2025
Lease Cost

Operating lease cost	$65,980	$60,527

Other Information
Weighted average remaining lease term – operating leases (in years)	1.05	2
Weighted average discount rate for operating lease	3.26%	3.26%

Operating lease right-of-use asset for the period ended June 30, 2026 is as follows:

Right-of-use assets, net as of September 30, 2025	$144,022
New lease right-of-use asset recognized	14,611
Less: amortization	(63,109)
Foreign exchange translation	(5,358)
Right-of-use assets, net as of June 30, 2026	$90,166

Operating lease liabilities for the period ended June 30, 2026 is as follows:

Lease liability at September 30, 2025	$144,022
New lease liability recognized	14,611
Add: imputed interest	2,850
Less: principal repayment	(65,980)
Foreign exchange translation	(5,337)
Lease liability at June 30, 2026	$90,166

Lease liability current portion	$87,043
Lease liability non-current portion	3,123
Total operating lease liability	$90,166

Maturities of the Company’s lease liabilities are as follows:

2026	$22,113
2027	68,222
2028	1,256
Total lease payments	91,591
Less: Imputed interest	(1,425)
Present value of operating lease liabilities	$90,166

NOTE 6 – ACQUISITIONS

In November 2025, the Company completed the acquisition of the 51% controlling equity interests in three unrelated companies:

Name of acquiree	Equity interest acquired	General description
Dong Li Fang Zhou Co. Limited (“DLFZ”)	51%	DLFZ sells automotive lubricant and car care products
Homula Limited Company (“HLC”)	51%	HLC sells interior and architectural materials
Haisen Shangliu Co. Limited (“HSCL”)	51%	HSCL sells consumer products

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

The results of Dong Li Fang Zhou, Homula Limited, and Haisen Shangliu are included in the Company’s unaudited condensed consolidated financial statements from the date acquired in November 2025 through June 30, 2026. The Company has not disclosed pro-forma revenue and earnings attributable to Dong Li Fang Zhou, Homula Limited, and Haisen Shangliu as they did not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 7– ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of June 30, 2026	As of September 30, 2025
Accrual expenses	$44,462	$56,127
Account payables	227,524	-
Other payables	46,477	6,955
Total	$318,463	$63,082

As of June 30, 2026 and September 30, 2025, accrued liabilities and other payables are made up of salary payable, statutory contribution, audit fees and etc.

NOTE 8 - STOCKHOLDERS’ EQUITY

As of June 30, 2026 the Company has 600,000,000 shares of commons stock authorized and 217,111,050 shares of common stock issued and outstanding, respectively.

During the nine months ended June 30, 2026, the Company issued 331,350 shares of common stock with a fair value of $165,041 for the acquisitions of DFLZ, HCL, and HSCL (see Note 6).

NOTE 9 - RELATED PARTY TRANSACTIONS

Mr. Hsu Shou Hung (“Mr. Hsu”), a founder of the Company, is currently the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and sole director. As of June 30, 2026, Mr. Hsu collectively owns 96,260,000 shares, or 44.34%, of the Company’s restricted Common Stock, and is its largest shareholder.

At June 30, 2026 and September 30, 2025, $9,342 and $7,739, respectively, are due to Mr. Hsu for advances to the Company for operations. The advances are due on demand, are unsecured, and are non-interest bearing.

Deposit related party-Digital Frontier

On April 10, 2025, the Company, together with Mr. Hsu (the Company’s CEO, CFO, and largest shareholder), and a Singapore private company jointly established a Singapore private company, Digital Frontier Platforms Pte Ltd (“Digital Frontier”). The Company agreed to subscribe for 1,050,000 shares in Digital Frontier for total consideration of $1,050,000, representing 35% of Digital Frontier’s equity interests. The remaining equity interests are held 35% by Singapore private company and 30% by Mr. Hsu. Pursuant to the shareholders’ agreement, all three shareholders are obligated to contribute their respective share capital.

During the nine months ended June 30, 2026, the Company funded capital contribution deposits of $250,000 on March 4, 2026 and $500,000 on April 20, 2026, for a total of $750,000. The remaining $300,000 of the Company’s committed subscription has not been funded as of June 30, 2026.

As of June 30, 2026, the capitalization of Digital Frontier had not been completed, the other two shareholders had not yet made their required capital contributions, and various corporate formation and governance documents remained incomplete. Accordingly, the $750,000 advance is recorded as deposit for related party investment on the condensed consolidated balance sheet. Upon completion of the capitalization and issuance of the related ownership interests, the deposit is expected to be reclassified as an investment in Digital Frontier, which the Company expects to account for under the equity method in accordance with ASC 323, subject to a variable interest entity assessment under ASC 810.

Digital Frontier is a related party under ASC 850 because it is under common ownership with Mr. Hsu, the Company’s the Company’s CEO, CFO, and largest shareholder. Digital Frontier is being established to pursue opportunities in the digital economy, initially concentrating on the education sector.

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

For the three months ended June 30, 2026 and 2025, the Company incurred the following fees to Leader:

		For the three months ended June 30,
Paid to:	Description	2026	2025
LCHC	IT services	$-	$9,000
LOC	IT services	-	9,258
	Total	$-	$18,258

For the nine months ended June 30, 2026 and 2025, the Company incurred the following fees to Leader:

		For the nine months ended June 30,
Paid to:	Description	2026	2025
LCHC	IT services	$-	$27,000
LOC	IT services	-	30,970
	Total	$-	$57,970

Dong Li Fang Zhou Co. Limited

Ms. Yu Yi Jen is a director and holds a 49% equity interest in DLFZ. As of the reporting date, there is an amount due to Ms. Yu of $21,052, due on demand representing advances provided primarily to support DLFZ’s daily operating activities.

Homula Limited Company

Mr. Tsan Jui Chin is a director and holds a 16% equity interest in HLC. As of the reporting date, there is an amount due to Mr. Tsan of $48,922, due on demand representing advances provided primarily to support HLC’s daily operating activities. In addition, HLC has an amount payable of $1,650 to Mr. Tsan, mainly related to office lease expenses.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In August, 2024, the Company signed a contract with a third-party consultant and agreed to pay a total of $1.2 million for certain advisory services associated with the Company’s planned Initial Public Offering, and other consulting services. For the periods ended June 30, 2026 and 2025, there were no fees incurred related to this contract.

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

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services, income taxes, and other administrative expenses:

	For the nine months ended June 30, 2026
By Business Unit	Services Business	Sale of Products	Total
Revenue	$292,309	$758,486	$1,050,795

Cost of revenue	(147,631)	(753,637)	(901,268)
Gross profit	144,678	4,849	149,527

General and administrative expenses
Salaries and related	(228,445)	(64,619)	(293,064)
Operating expenses	(450,867)	(90,281)	(541,148)

Loss from operations	$(534,634)	$(150,051)	$(684,685)

Total other income	6,452	980	7,432

Income tax expenses	-	-	-

Net loss	$(528,182)	$(149,071)	$(677,253)

	For the nine months ended June 30, 2025
By Business Unit (Service Business only)	Services Business	Total
Revenue	$931,235	$931,235

Cost of revenue	(307,885)	(307,885)
Gross profit	623,350	623,350

General and administrative expenses
Salaries and related	(288,540)	(288,540)
Operating expenses	(646,402)	(646,402)

Loss from operations	$(311,592)	$(311,592)

Total other income	19,008	19,008

Income tax expenses	(48,187)	(48,187)

Net loss	$(340,771)	$(340,771)

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after June 30, 2026, up to the date that the condensed consolidated financial statements were available to be issued. Based on this evaluation, the Company determined that there were no material subsequent events requiring recognition or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

DFP Holdings Limited (the “Company” or “we”) was incorporated in the State of Nevada on December 8, 2021, and has a fiscal year end of September 30.

GOING CONCERN

For the period ended June 30, 2026, the Company recorded a net loss of $677,253 and used cash in operations of $358,850. To date, the operations have been primarily financed through the issuance of common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2025, included an explanatory paragraph related to substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements included elsewhere in this Quarterly Report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

2026:

For the three and nine months ended June 30, 2026, we generated revenue of $564,851 and $1,050,795 respectively.

For the three months ended June 30, 2026, operating costs and expenses were $787,207, including cost of revenue of $517,371, general and administrative expenses of $269,076 and general and administrative expenses to related party of $760, respectively.

For the nine months ended June 30, 2026, operating costs and expenses were $1,735,480, including cost of revenue of $901,268, general and administrative expenses of $832,562 and general and administrative expenses to related party of $1,650, respectively.

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

Liquidity and Capital Resources

For the nine-month period ended June 30, 2026, the Company recorded a net loss of $677,253 and used cash in operations of $358,850. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended September 30, 2025, included an explanatory paragraph related to substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this Report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this Report was being prepared. Based on this evaluation, our principal executive and financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2026 due to material weaknesses in our internal control over financial reporting as described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

DFP HOLDINGS LIMITED
(Name of Registrant)

Date: August 13, 2026	By:	/s/ Hsu Shou Hung
	Name:	Hsu Shou Hung
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

